Form 10-Q
period 1996-03-31
PIEDMONT BANCORP INC
filed 1996-05-13
CIK 948019

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                             _____________________

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                 March 31, 1996
                             _____________________

                        Commission File Number 001-14070

                            PIEDMONT BANCORP, INC.
                             -----------------------
             (Exact Name of Registrant as Specified in its Charter)

           North Carolina                                           56-1936232
- - ------------------------------------------------------          --------------
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                          Identification Number)

260 South Churton Street, Hillsborough, NC                               27278
- - ------------------------------------------------------          --------------
(Address of Principal Executive Offices)                            (Zip Code)

(Registrant's telephone number, including area code)           (919) 732-2143
                                                                --------------

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           [ X ]   Yes    [    ]   No

As of May 8, 1996, 2,645,000 shares of the registrant's common stock, no par value, were outstanding. The registrant has no other classes of securities outstanding.

This Form 10-Q report has 19 pages.

Part I. FINANCIAL INFORMATION
Item 1 - Financial Statements
- - -----------------------------

                     PIEDMONT BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CONDITION

                                                                                    March 31,        June 30,
                                                                                      1996            1995 *
                                                                                   (unaudited)
                                                                                 --------------    ------------
                                  Assets                                                  (in thousands)
                                  ------
Cash                                                                               $       804     $       778
Interest-bearing deposits in other financial institutions                                1,232           2,358
Investment securities:
   Available-for-sale                                                                   26,990          10,887
   Held-to-maturity                                                                      3,206           1,798
Loans receivable (net of allowance for loan losses of $591 and
   $515 at March 31, 1996 and June 30, 1995, respectively)                              88,598          84,713
Federal Home Loan Bank stock, at cost                                                      818             786
Premises and equipment                                                                   1,309           1,339
Prepaid expenses and other assets                                                        1,890           1,354
                                                                                   -----------     -----------
          Total assets                                                             $   124,847     $   104,013
                                                                                   ===========     ===========
                   Liabilities and Stockholders' Equity
                   ------------------------------------
                                Liabilities
                                -----------
Deposits:
   Non-interest bearing                                                                  1,765           1,672
   Interest-bearing                                                                     71,527          75,073
                                                                                   -----------     -----------
                                                                                        73,292          76,745
Advances from the Federal Home Loan Bank                                                13,750          13,000
Accrued expenses and other liabilities                                                     641             622
                                                                                   -----------     -----------
     Total liabilities                                                                  87,683          90,367
                           Stockholders' Equity
                           --------------------
Common stock, no par value, 20,000,000 shares authorized;
   2,645,000 shares issued and outstanding (note 2)                                     25,398               -
Unearned ESOP shares                                                                    (2,626)              -
Retained earnings, substantially restricted                                             14,594          13,624
Unrealized holding gains (losses) on available-for-sale securities                        (202)             22
                                                                                   -----------     -----------
      Total stockholders' equity                                                        37,164          13,646
                                                                                   -----------     -----------
          Total liabilities and stockholders' equity                               $   124,847     $   104,013
                                                                                   ===========     ===========

* Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

                     PIEDMONT BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                                                                          Three Months Ended           Nine Months Ended
                                                                               March 31,                   March 31,
                                                                       -----------------------       ----------------------
                                                                         1996         1995              1996        1995
                                                                         ----         ----              ----        ----
                                                                                (in thousands, except per share data)
Interest income:
   Interest on loans                                                   $    1,878   $    1,764     $    5,708   $    5,087
   Interest on deposits in other financial institutions                        41           14            209           44
   Interest and dividends on investment securities:                                                                      -
      Taxable                                                                 322          193            753          548
      Non-taxable                                                             122           11            208           23
                                                                       ----------   ----------     ----------   ----------
            Total interest income                                           2,363        1,982          6,878        5,702
                                                                       ----------   ----------     ----------   ----------
Interest expense:
   Interest on deposits                                                       852          776          2,771        2,228
   Interest on borrowings                                                     181          158            577          404
                                                                       ----------   ----------    -----------   ----------
            Total interest expense                                          1,033          934          3,348        2,632
                                                                       ----------   ----------    -----------   ----------
Net interest income                                                         1,330        1,048          3,530        3,070
Provision for loan losses                                                      21           30             75           90
                                                                       ----------   ----------    -----------   ----------
            Net interest income after provision for loan losses             1,309        1,018          3,455        2,980
                                                                       ----------   ----------    -----------   ----------
Other income:
   Customer service and other fees                                             42           44            130          133
   Mortgage loan servicing fees                                                22           29             71           85
   Gain (loss) on sale of investment securities                                -            -              -           (34)
   Other                                                                       15           43             44          106
                                                                       ----------   ----------     ----------   ----------
            Total other income                                                 79          116            245          290
                                                                       ----------   ----------     ----------   ----------
Other expenses:
   Compensation and fringe benefits                                           348          317          1,034          950
   Data and items processing                                                   63           55            181          153
   Deposit insurance premiums                                                  43           43            130          128
   Occupancy expense                                                           30           28             91           86
   Furniture and equipment expense                                             29           30             72           85
   Professional fees                                                           31           34             82           77
   Other                                                                       98           69            247          203
                                                                       ----------   ----------     ----------   ----------
            Total other expenses                                              642          576          1,837        1,682
                                                                       ----------   ----------     ----------   ----------
            Income before income tax expense                                  746          558          1,863        1,588
Income tax expense                                                            243          234            649          655
                                                                       ----------   ----------     ----------   ----------
                  Net income                                           $      503   $      324     $    1,214   $      933
                                                                       ==========   ==========     ==========   ==========
Net income per share (note 7)                                          $     0.20           -      $     0.25           -
                                                                       ==========   ==========     ==========   ==========

See accompanying notes to consolidated financial statements.

               PIEDMONT BANCORP, INC. AND SUBSIDIARY
    STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY (unaudited)

                                                                                      Unearned            Unrealized      Total
                                                                  Shares      Common    ESOP   Retained  holding gains Stockholders'
                                                               Outstanding     Stock   Shares  Earnings    (losses)        Equity
                                                               -----------     -----   ------  --------    --------        ------
                                                                                        (dollars in thousands)
Balance at June 30, 1995                                              -      $   -    $   -     $13,624     $    22    $  13,646
      Net income                                                      -          -        -       1,214          -         1,214
      Net proceeds from issuance of no par common stock          2,645,000    25,398      -         -            -        25,398
      Common stock acquired by ESOP                                   -          -     (2,731)      -            -        (2,731)
      Release of ESOP shares                                          -          -        105       -            -           105
      Cash dividends paid                                             -          -        -        (244)         -          (244)
      Change in unrealized holding gains (losses),
         net of income tax expense                                    -          -        -         -           (224)       (224)
                                                               -----------  --------  -------   -------     --------   ---------
Balance at March 31, 1996                                        2,645,000   $25,398  $(2,626)  $14,594     $   (202)  $  37,164
                                                               ===========  ========  ========  =======     ========   =========
Balance at June 30, 1994                                              -      $   -    $   -     $12,380     $   (185)  $  12,195
      Net income                                                      -          -        -         933          -           933
      Change in unrealized holding gains (losses),
         net of income tax expense                                    -          -        -        -              57          57
                                                               -----------  --------  --------  -------     --------   ---------
Balance at March 31, 1995                                             -      $   -    $   -     $13,313     $   (128)  $  13,185
                                                               ===========  ========  ========  =======     ========   =========




See accompanying notes to consolidated financial statements.

                     PIEDMONT BANCORP, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                                        Nine Months Ended
                                                                                                            March 31,
                                                                                                      ---------------------
                                                                                                         1996        1995
                                                                                                         ----        ----
Operating activities:                                                                                     (in thousands)
   Net income                                                                                          $  1,214  $    933
   Adjustments to reconcile net income to net cash provided (used) by operating activities
         Depreciation                                                                                        68        64
         Net amortization (accretion)                                                                       108       (54)
         Provision for loan losses                                                                           75        90
         Net loss on sale of investments and mortgage-backed securities                                      -         34
         Release of ESOP shares                                                                             105        -
         Net decrease (increase) in mortgage loans held for sale                                         (1,835)    1,039
         Increase in other assets                                                                          (429)      (76)
         Increase in other liabilities                                                                       19       181
                                                                                                       --------  --------
               Net cash provided (used) by operating activities                                            (675)    2,211
                                                                                                       --------  --------
Investing activities:
   Net increase in loans held for investment                                                             (2,186)   (2,314)
   Principal collected on mortgage-backed securities                                                        507        97
   Purchases of investment securities classified as available-for-sale                                  (19,992)   (1,479)
   Purchases of investment securities classified as held-to-maturity                                     (1,422)     (506)
   Purchases of mortgage-backed securities classified as available-for-sale                              (1,482)       -
   Proceeds from sales of investment securities classified as available for sale                             -        466
   Proceeds from investment securities called by issuer                                                   4,500        -
   Purchases of Federal Home Loan Bank stock                                                                (32)       -
   Purchases of premises and equipment                                                                      (38)      (49)
                                                                                                       --------  --------
               Net cash used by investing activities                                                    (20,145)   (3,785)
                                                                                                       --------  --------
Financing activities:
   Net increase (decrease) in time deposits                                                              (4,608)    2,340
   Net increase (decrease) in other deposits                                                              1,155      (843)
   Proceeds from borrowings                                                                               8,250     8,000
   Repayments of borrowings                                                                              (7,500)   (7,000)
   Proceeds from issuance of no par common stock                                                         25,398        -
   Purchase of common stock for ESOP                                                                     (2,731)       -
   Cash dividends paid to shareholders                                                                     (244)       -
                                                                                                       --------  --------
               Net cash provided by financing activities                                                 19,720     2,497
                                                                                                       --------  --------
               Increase (decrease) in cash and cash equivalents                                          (1,100)      923
Cash and cash equivalents at beginning of period                                                          3,136     1,944
                                                                                                       --------  --------
Cash and cash equivalents at end of period                                                             $  2,036  $  2,867
                                                                                                       --------  --------
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest                                                                                         $  3,351  $  2,666
                                                                                                       --------  --------
      Income taxes                                                                                     $    693  $    580
                                                                                                       --------  --------
Supplemental disclosure of noncash transactions:
   Unrealized gains (losses) on available-for-sale securities,
      net of deferred taxes of $(136) and $38                                                          $   (224) $     57
                                                                                                       --------  --------

See accompanying notes to consolidated financial statements.

                     PIEDMONT BANCORP, INC. and SUBSIDIARY
                   Notes to Consolidated Financial Statements


1) Basis of Presentation
   ---------------------

 The consolidated financial statements include the accounts of Piedmont Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Hillsborough Savings Bank, Inc., SSB ("Hillsborough Savings"). All intercompany transactions and
 balances are eliminated in consolidation.   In management's opinion, the
 financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of March 31, 1996 and for the three and nine month periods ended March 31, 1996 and March 31, 1995 in conformity with generally accepted accounting principles. Operating results for the three and nine month periods ended March 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1996.

2) Formation of Piedmont Bancorp, Inc.
   -----------------------------------

 On December 7, 1995, Hillsborough Savings completed its conversion from a North Carolina-chartered mutual savings bank to a North Carolina-chartered stock savings bank. The conversion occurred through the sale of 2,645,000 shares of common stock (no par value) of Piedmont Bancorp, Inc., a newly formed holding company. Total proceeds of $26,450,000 were reduced by conversion expenses of $1,052,395. Piedmont Bancorp, Inc. retained 50% of the net conversion proceeds after deducting the proceeds of the loan to the Employee Stock Option Plan ("ESOP") and paid the balance of $11,353,464 to Hillsborough Savings in exchange for the common stock of Hillsborough Savings issued in the conversion. The transaction was recorded as an "as-if" pooling with assets and liabilities recorded at historical cost.

 At the time of conversion, Hillsborough Savings established a liquidation account in an amount equal to its net worth at June 30, 1995. The liquidation account will be maintained for the benefit of eligible deposit account holders who continue to maintain their deposit accounts in Hillsborough Savings after conversion. Only in the event of a complete liquidation will each eligible deposit account holder be entitled to receive a liquidation distribution from the liquidation account in the amount of the then current adjusted subaccount balance for deposit accounts then held before any liquidation distribution may be made with respect to common stock. Dividends paid subsequent to the conversion cannot be paid from this liquidation account.

 Hillsborough Savings may not declare or pay a cash dividend on or repurchase any of its common stock if its net worth would thereby be reduced below either the aggregate amount then required for the liquidation account or the minimum regulatory capital requirements imposed by federal and state regulations. In addition, for a period of five years after the conversion, Hillsborough will be required, under existing North Carolina regulations, to obtain prior written approval of the Administrator before it can declare and pay a cash dividend on its capital stock in an amount in excess of one-half of the greater of (i) its net income for the most recent fiscal year, or (ii) the average of its net income after dividends for the most recent fiscal year and not more than two of the immediately preceding fiscal years, if applicable. As a result of this limitation, Hillsborough cannot pay a dividend in excess of $621,000 without the approval of the Administrator.

3) Cash and Cash Equivalents
   -------------------------

   For purposes of reporting cash flows, the Company considers cash and interest-bearing deposits in other financial institutions with original maturities of three months or less to be cash equivalents.

4) Adoption of Statement of Financial Accounting Standards ("SFAS")
   ----------------------------------------------------------------

   Effective July 1, 1995, as required, Hillsborough Savings adopted the provisions of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan:
   Income Recognition and Disclosures". The adoption of SFAS 114 and SFAS 118 did not have a material impact on Hillsborough Saving's financial condition or results of operations.

5) Defined Contribution Retirement Plan
   ------------------------------------

   In conjunction with the mutual to stock conversion, Hillsborough Savings' defined contribution retirement plan was terminated as of July 31, 1995. Funds were distributed in October 1995. There was no gain or loss upon the termination of the defined contribution retirement plan.

6) Employee Stock Option Plan ("ESOP")
   -----------------------------------

   The Company has an ESOP whereby an aggregate number of shares amounting to 211,600 or 8% of the stock issued in the conversion were purchased for future allocation to employees. Contributions to the ESOP are made by Hillsborough Savings on a discretionary basis, and are allocated among ESOP participants on the basis of relative compensation in the year of allocation. Benefits will vest in full upon five years of service with credit given for years of service prior to the conversion.

   The ESOP has been funded by a $40,000 cash contribution from Hillsborough Savings in December 1995 and a loan from the Company in the amount of $2,690,677. The loan is secured by shares of stock purchased by the ESOP and is not guaranteed by Hillsborough Savings. Principal and interest payments on this loan are funded primarily from discretionary contributions by Hillsborough Savings. Dividends, if any, paid on shares held by the ESOP may also be used to reduce the loan. The $40,000 cash contribution was used to release 3,100 shares to ESOP participants in December 1995. In addition, 5,081 shares were considered committed to be released to ESOP participants during the three months ended March 31, 1996 which resulted in approximately $65,000 in compensation expense.

                     PIEDMONT BANCORP, INC. and SUBSIDIARY
                   Notes to Consolidated Financial Statements


7) Earnings per Share
   ------------------

   The conversion discussed in note 2 was effective December 7, 1995. Accordingly, earnings per share for the nine months ended March 31, 1996 is comprised solely of net income and shares outstanding for the post-conversion period.

                                     December 8, 1995        January 1, 1996
                                  through March 31, 1996  through March 31, 1996
                                  ----------------------  ----------------------

 Net income                              $  621,000              $  503,000

 Weighted average shares
  outstanding                             2,446,891               2,436,612

 Earnings per share                      $     0.25              $     0.20


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- - -------
RESULTS OF OPERATIONS


Comparison of Results of Operations for the Nine Months Ended March 31, 1996 and 1995

Summary
- - -------
Net income for the nine months ended March 31, 1996 was $1,214,000 compared to $933,000 for the nine months ended March 31, 1995. A $460,000 increase in net interest income offset by a $155,000 increase in other expenses for the nine months ended March 31, 1996 as compared to the nine months ended March 31, 1995 were the primary reasons for the improvement in earnings.

Net Interest Income
- - -------------------
The following table reflects significant components of net interest income for the nine month periods ended March 31, 1996 and 1995.

                                                                         Nine Months Ended March 31,
                                          ------------------------------------------------------------------------------

                                                        1996                                          1995
                                          ---------------------------------          -----------------------------------
                                                                    Average                                     Average
                                           Average                  Yield/            Average                   Yield/
                                           Balance   Interest       Rate (1)          Balance       Interest    Rate (1)
                                           --------  ---------      --------          -------       --------    --------

Assets:
Interest-earning assets:
  Interest-bearing deposits                $  5,431    $  209        5.12%            $ 1,562        $   44       3.70%
  FHLB common stock                             787        43        7.27                 786            41       6.96
  Investments, net (2) (3) (4)               19,932       918        6.14              10,728           530       6.59
  Loans Receivable                           87,191     5,708        8.73              82,868         5,087       8.18
                                           --------    ------        ----             -------        ------       ----
Total interest-earning assets               113,341     6,878        8.09              95,944         5,702       7.92
                                                       ------        ----                            ------       ----
Non-interest-earning assets                   3,296                                     3,344
                                           --------                                   -------
     Total                                 $116,637                                   $99,288
                                           ========                                   =======

Liabilities and Retained Earnings
Interest-bearing liabilities:
  Deposit accounts                           76,649     2,771        4.81              74,900         2,228       3.97
  FHLB Advances                              12,629       577        6.09              10,264           404       5.25
                                           --------    ------        ----             -------        ------       ----
Total interest-bearing liabilities           89,278     3,348        4.99              85,164         2,632       4.12
                                                       ------        ----                            ------       ----
Non-interest-bearing liabilities              4,071                                     1,454
Stockholders' equity (3)                     23,288                                    12,670
                                           --------                                   -------
     Total                                 $116,637                                   $99,288
                                           ========                                   =======
Net interest income and interest rate
 spread (5)                                            $3,530        3.10%                           $3,070       3.80%
                                                       ======                                        ======
Net interest-earning assets and net
 interest margin (6)                      $ 24,063                   4.15%             $10,780                    4.27%
                                          ========                                     =======
Ratio of interest-earning assets to
 interest-bearing liabilities                                      126.95%                                      112.66%

(1) All information presented in this column is annualized with the exception of the ratio of interest-earning assets to interest bearing liabilities.
(2) Includes investment and mortgage-backed securities.
(3) The Bank adopted FAS 115 effective July 1, 1993. After adoption, investments classified available-for-sale are reported at fair value and investments classified held-to-maturity are reported at historical cost. Unrealized gains (losses), net of tax, are included in stockholders' equity.
(4) Investments include tax-exempt securities; however, yields on investments are not calculated on a tax-equivalent basis.
(5) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(6) Net interest margin represents net interest income divided by average interest-earning assets.

Net interest income for the first nine months of fiscal year 1996 was $3,530,000 compared to $3,070,000 for the first nine months of fiscal year 1995. The increase was primarily due to a higher level of average net interest-earning assets, partially offset by a decline in net interest margin from 4.27% to 4.15%. The increase in average net interest-earning assets is attributable to growth in investment securities which increased by $9.2 million, loans which increased by $4.3 million, and average interest-bearing deposits which increased by $3.9 million. Growth in interest-earning assets was funded by growth in deposits and advances which increased by a total of $4.1 million and from proceeds of the stock conversion. The 12 basis point decline in net interest margin was primarily attributable to the average rate paid on interest-bearing deposits rising at a faster rate than the average yield on interest earning assets.

Piedmont Bancorp's one year sensitivity gap as a percentage of total interest-earning assets at March 31, 1996 was positive 1.58%. On March 31, 1996, Piedmont Bancorp's three year cumulative interest rate sensitivity gap as a percentage of total interest-earning assets was negative 2.57%, and its five year cumulative interest rate sensitivity gap as a percentage of total interest-earning assets was positive 0.08%. March's one year sensitivity gap continued to decline from positive 18.89% at June 30, 1995 and 5.29% at December 31, 1995, in part, in response to management's efforts to reduce the Company's one year positive gap by investing conversion proceeds in fixed rate investment securities. March's three year and five year cumulative interest rate sensitivity gap positions did not change significantly from June 30, 1995 or December 31, 1995. Management expects that the decline in positive gap position will stabilize the Company's net interest income during periods of declining interest rates.

Provision for Loan Losses
- - -------------------------
The provision for loan losses for the nine months ended March 31, 1996 decreased by $15,000 to $75,000. The provision for loan losses is based on management's evaluation of the loan portfolio as discussed under "Financial Condition" below.

Other Income
- - ------------
Other income declined $45,000 for the first nine months of fiscal 1996 as compared to the same period of fiscal 1995. Principal components of the decrease are: a $14,000 decline in mortgage loan servicing fees; a $62,000 decline in "Other" which includes gains on the sale of REO and lower-of-cost-or-market recoveries on loans held-for-sale, both of which were recognized during fiscal 1995. These declines in other income were offset by net losses of $34,000 on the sale of investment securities which were recognized during the nine months ended March 31, 1995.

Other Expenses
- - --------------
Total other expenses increased $155,000 or 9.2% during the nine months ended March 31, 1996 compared to the same period last year. Compensation and fringe benefits increased $84,000 or 8.8% primarily due to normal compensation adjustments between the two periods combined with establishment of the ESOP which provides a higher level of retirement benefits to employees than the previous retirement plan. Retirement-related compensation expense totaled $139,000 and $77,000 for the nine months ended March 31, 1996 and 1995, respectively. The remaining increase was due to increases in data and items processing expense and other expenses.

Income Tax Expense
- - ------------------
Income tax expense decreased from $655,000 in the first nine months of fiscal 1995 to $649,000 in the first nine months of fiscal 1996, reflecting a higher level of tax-exempt income. The effective tax rates for the nine months ended March 31, 1996 and 1995 were 34.8% and 41.2%, respectively.


Comparison of Results of Operations for the Three Months Ended March 31, 1996 and 1995

Summary
- - -------
Net income for the three months ended March 31, 1996 was $503,000 compared to $324,000 for the three months ended March 31, 1995. An increase in net interest income for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 was the primary reason for the increase in net income.

Net Interest Income
- - -------------------
The following table reflects significant components of net interest income for the three month periods ended March 31, 1996 and 1995.

                                                                     Three Months Ended March 31,
                                    -------------------------------------------------------------------------
                                                   1996                                      1995
                                                 ---------                                 --------
                                                               Average                               Average
                                    Average                     Yield/         Average                Yield/
                                    Balance      Interest      Rate (1)        Balance     Interest  Rate (1)
                                    ---------    ---------     --------        -------     --------  --------
Assets:
Interest-earning assets:
  Interest-bearing deposits          $  2,689    $    41        6.13%          $ 1,293      $   14     4.39%
  FHLB common stock                       790         14        7.13               786          14     7.22
  Investments, net (2) (3) (4)         28,390        430        6.06            11,332         190     6.71
  Loans Receivable                     87,818      1,878        8.56            83,175       1,764     8.51
                                     --------   --------        ----          --------      ------     ----
Total interest-earning assets         119,687      2,363        7.90            96,586       1,982     8.23
                                                --------        ----                        ------     ----
Non-interest-earning assets             3,685                                    3,713
                                     --------                                 --------
     Total                           $123,372                                 $100,299
                                     ========                                 ========

Liabilities and Retained Earnings
Interest-bearing liabilities:
  Deposit accounts                     70,387        852        4.87            73,223         776     4.30
  FHLB Advances                        11,912        181        6.08            11,063         158     5.71
                                     --------   --------        ----          --------      ------     ----
Total interest-bearing liabilities     82,299      1,033        5.04            84,286         934     4.48
                                                --------        ----                        ------     ----
Non-interest-bearing liabilities        3,751                                    3,127
Stockholders' equity (3)               37,322                                   12,886
                                     --------                                 --------
     Total                           $123,372                                 $100,299
                                     ========                                 ========
Net interest income and interest
 rate spread (5)                                 $  1,330       2.86%                      $ 1,048     3.75%
                                                 ========                                  =======
Net interest-earning assets and
 net interest margin (6)             $ 37,388                   4.44%         $ 12,300                 4.34%
                                     ========                                 ========
Ratio of interest-earning assets
 to interest-bearing liabilities                              145.43%                                114.59%

(1) All information presented in this column is annualized with the exception of the ratio of interest-earning assets to interest bearing liabilities.
(2) Includes investment and mortgage-backed securities.
(3) The Bank adopted FAS 115 effective July 1, 1993. After adoption, investments classified available-for-sale are reported at fair value and investments classified held-to-maturity are reported at historical cost. Unrealized gains (losses), net of tax, are included in stockholders' equity.
(4) Investments include tax-exempt securities; however, yields on investments are not calculated on a tax-equivalent basis.
(5) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(6) Net interest margin represents net interest income divided by average interest-earning assets.

Net interest income for the third quarter of fiscal year 1996 was $1,330,000 compared to $1,048,000 for the third quarter of fiscal year 1995. The increase was primarily due to a higher level of average net interest-earning assets. The increase in average net interest-earning assets is attributable to growth in investment securities which increased by $17.1 million, and in loans which increased by $4.6 million. Growth in interest-earning assets was funded by proceeds of the stock conversion.

Other Income
- - ------------
Other income decreased $37,000 for the third quarter of fiscal 1996 as compared to the same quarter of fiscal 1995. The $28,000 decrease in "Other" income includes lower-of-cost-or-market writedowns on loans held-for-sale for the quarter ending March 31, 1996 while lower-of-cost-or-market recoveries were recorded during the quarter ending March 31, 1995.

Other Expenses
- - --------------
Total other expenses increased $66,000 or 11.5% during the quarter ended March 31, 1996 compared to the same period last year. Compensation and fringe benefits increased $31,000 or 9.8% primarily due to expenses of the ESOP which provides a higher level of retirement benefits to employees than the retirement plan which was in place during the quarter ended March 31, 1995. Retirement-related compensation totaled $69,000 and $24,000 for the three months ended March 31, 1996 and 1995, respectively. The remaining increase was primarily due to increases in data and items processing expense and other expenses.

Income Tax Expense
- - ------------------
Income tax expense increased from $234,000 in the third quarter of fiscal 1995 to $243,000 in the third quarter of fiscal 1996, reflecting a higher level of pre-tax income offset by a higher level of tax-exempt income. The effective tax rates for the three months ended March 31, 1996 and 1995 were 32.6% and 41.9%, respectively.


Regulatory Matters

Various proposals are currently being considered by committees of the United States Congress concerning a possible merger of the FDIC's Savings Association Insurance Fund ("SAIF") and the Bank Insurance Fund ("BIF"). One of the principal issues under discussion is the amount of additional funds needed to capitalize the SAIF prior to such merger. Substantially all of the proposals under consideration include a special assessment of 85 to 90 basis points to be levied on SAIF-insured deposits. As a SAIF-insured institution, Hillsborough Savings may be subject to a special assessment on its deposits under the proposals which have been published. Based upon the Bank's deposits as of March 31, 1996, the approximate proposed one-time fee would range from $678,000 to $718,000.

Financial institutions such as Hillsborough Savings which are members of the SAIF, are required to pay higher deposit insurance premiums than financial institutions which are members of the BIF (primarily commercial banks), because the BIF has higher reserves than the SAIF and has been responsible for fewer troubled institutions. The FDIC Board of Directors has recently approved a new risk-based premium schedule that will maintain assessment rates for SAIF-insured financial institutions such as Hillsborough Savings at current levels, which will increase the disparity between SAIF and BIF assessments. In announcing this rule, the FDIC noted that the premium differential may have adverse consequences for SAIF members, including reduced earnings and an impaired ability to raise funds in the capital markets. This premium differential could continue to exist for a long period of time. In addition, SAIF members, such as Hillsborough Savings, could be placed at a substantial competitive disadvantage to BIF members, with respect to pricing of loans and deposits and the ability to achieve lower operating costs. Several alternatives to mitigate the effect of the BIF/SAIF premium disparity have been suggested by federal banking regulators, by members of the United States Congress, and by industry groups.

A significant increase in SAIF insurance premiums or a significant one-time fee to recapitalize the SAIF would likely have an adverse effect on the operating expenses and results of operations of Hillsborough Savings. Based upon the current financial condition and capital level of Hillsborough Savings, management does not expect the transitional risk-based assessment schedule will have a material effect on its earnings. However, should a greater disparity develop between deposit insurance premiums paid by members of the SAIF and members of the BIF, Hillsborough Savings would be in a competitive disadvantage due to being required to pay significantly higher premiums as a member of the SAIF.


Financial Condition

CHANGES IN FINANCIAL CONDITION
- - ------------------------------

On December 7, 1995, Hillsborough Savings completed its conversion from a North Carolina-chartered mutual savings bank to a North Carolina-chartered stock savings bank. The conversion occurred through the sale of 2,645,000 shares of common stock (no par value) of Piedmont Bancorp, Inc., a newly formed holding company. Total proceeds of $26,450,000 were reduced by conversion expenses of $1,052,395. Piedmont Bancorp retained 50% of the net conversion proceeds after deducting the proceeds of the loan to the Employee Stock Option Plan ("ESOP") and paid the balance to Hillsborough Savings in exchange for the common stock of Hillsborough Savings issued in the conversion.

Total assets increased to $124.8 million at March 31, 1996 from $104.0 million at June 30, 1995. The $20.8 million increase in assets is directly attributable to the stock conversion which yielded net proceeds of approximately $25.4 million. Proceeds were invested primarily in investment securities which increased by $17.5 million since June 30, 1995. Loans increased $3.9 million from $84.7 at June 30, 1995 to $88.6 at March 31, 1996.

Deposits decreased to $73.3 million at March 31, 1996 from $76.7 million at June 30, 1995 as customers used deposits at the bank to purchase stock in the initial offering. Advances increased by $0.75 million to $13.75 million for the same period.

Stockholders' equity increased from $13.6 million at June 30, 1995 to $37.2 million at March 31, 1996, with the increase due to approximately $25.4 million in net conversion proceeds and $1,214,000 in net income for the nine months ended March 31, 1996. The increase was partially offset by the purchase of 211,600 shares of common stock for $2.7 million by the ESOP and cash dividends paid on March 30, 1996 of $244,000.

ASSET QUALITY
- - -------------

Nonperforming Assets
- - --------------------
Nonperforming assets include nonaccrual loans, restructured loans and real estate owned. The following table presents information on nonperforming assets and loans contractually past due but still accruing at March 31, 1996 and June 30, 1995.

                                              March 31,    June 30,
                                                1996        1995
                                                ----        ----
                                                 (in thousands)

Total nonaccrual loans                        $    546   $     30
Total restructured loans                             -          -
                                                   ---        ---
     Total nonperforming loans                     546         30
                                                   ---        ---
Real estate owned                                    -          -
                                                   ---        ---
Total nonperforming assets                    $    546   $     30
                                                   ===        ===

Accruing loans, delinquent 90 days or more    $    359   $    571
                                                   ===        ===

Nonperforming loans to total loans                0.62%      0.04%
Nonperforming assets to total assets              0.44%      0.03%
Total assets                                  $124,847   $104,013
Total loans, net                              $ 88,598   $ 84,713

The increase in nonaccrual loans at March 31, 1996 is primarily attributable to placing one large credit in nonaccrual status during the quarter ended March 31, 1996 and several small credits in nonaccrual status during previous quarters of the current fiscal year. Management has reviewed the collateral for nonaccrual loans and believes that collateral values related to nonperforming loans exceed the loan balances. Management has included this review among the factors considered in the evaluation of the allowance for possible loan losses discussed below.


Provision and Allowance for Loan Losses
- - ---------------------------------------

The following table summarizes the activity in the allowance for loan losses for the nine months ended March 31, 1996 and 1995, respectively.

                                       Nine months ended
                                          March 31,
                                          ---------
                                       1996       1995
                                       ----       ----

Balance at the beginning of period     $ 515      $ 404
Provision for loan losses                 75         90
Recoveries                                 1          3
Loans charged off                          -         (4)
                                       -----      -----
Balance at the end of period           $ 591      $ 493
                                       -----      -----

At March 31, 1996, the allowance for loan losses was 0.67% of total loans, compared to 0.61% of total loans at June 30, 1995 and 0.59% of total loans at March 31, 1995.

The levels of the provision and allowance for loan losses are based on management's ongoing evaluation of the risk characteristics of the loan portfolio considering current economic conditions, financial condition of borrowers, growth and composition of the loan portfolio, collateral values, the relationship of the allowance for loan losses to outstanding loans, the level of non-performing loans that have been identified as potential problems, past and expected loss experience, results of the most recent regulatory examinations, and other factors deemed relevant by management.

Based on management's evaluation of the loan portfolio as described above, the 1996 provision for loan losses was less than the provision made during the corresponding period of 1995, largely due to slower growth in the loan portfolio and an improved level of the relationship of the allowance to outstanding loans.


LIQUIDITY
- - ---------
The objective of the Company's liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for expansion. Liquidity management addresses the Company's ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise.

The Company's primary sources of internally generated funds are principal and interest payments on loans receivable, cash flows generated from operations, and repayments of mortgage-backed securities. External sources of funds include increases in deposits, advances from the FHLB of Atlanta, and sales of loans.

As a North Carolina-chartered savings bank, Hillsborough Savings must maintain liquid assets equal to at least 10% of assets. The computation of liquidity under North Carolina regulation allows the inclusion of mortgage-backed securities and investments that are readily marketable, including investments with maturities in excess of five years. Hillsborough Savings' liquidity ratio at March 31, 1996, as computed under North Carolina regulations, was approximately 23%. Management believes that it will have sufficient funds available to meet its anticipated future loan commitments as well as other liquidity needs.


CAPITAL RESOURCES
- - -----------------
As a North Carolina-chartered savings bank, Hillsborough Savings is subject to the capital requirements of the Federal Deposit Insurance Corporation ("FDIC") and the North Carolina Administrator of Savings Institutions ("NC Administrator"). The FDIC requires state-chartered savings banks to have a minimum leverage ratio of Tier I capital (principally consisting of common shareholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain intangible assets) to total assets of at least 3%; provided however, that all institutions, other than those (i) receiving the highest rating during the examination process and
(ii) not anticipating or experiencing any significant growth, are required to maintain a ratio of 1% or 2% above the stated minimum. The FDIC also requires Hillsborough Savings to have a ratio of total capital to risk-weighted assets of at least 8%, of which at least 4% must be comprised of Tier I capital. The NC Administrator requires a net worth equal to at least 5% of total assets. At March 31, 1996, Hillsborough Savings exceeded the capital requirements of both the FDIC and the NC Administrator.

Current Accounting Issues

The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments". SFAS 107 requires disclosure in financial statements of the fair value of all financial instruments, including assets and liabilities both on- and off-balance sheet, for which it is practicable to estimate such fair value. Descriptive information pertinent to estimating the value of financial instruments for which it is not practicable to estimate fair value would also be required. Since Hillsborough Savings' total assets were less than $150 million at June 30, 1993, adoption of SFAS 107 will not be required until the year ending June 30, 1996.

The FASB has issued SFAS No. 116, "Accounting for Contributions Received and Contributions Made". Among other requirements, this statement requires that contributions made, including unconditional promises to give, should be recognized as expenses in the period made at fair value. As required, Hillsborough Savings adopted the provisions of this statement in the quarter ending September 30, 1995, but the impact of such adoption was immaterial.

The FASB has issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in the circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating recoverability, if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount of the asset, an impairment loss is recognized. SFAS 121 also requires that certain long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. SFAS 121 applies prospectively for fiscal years beginning after December 15, 1995. Management does not expect that adoption of SFAS 121 will have a material impact on its consolidated financial statements.

The FASB has also issued SFAS No. 122, "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65", which provides guidance for recognition of mortgage servicing rights. The statement amends FASB Statement No. 65 to require that the rights to service mortgage loans for others, however those servicing rights are acquired, be recognized as separate assets, eliminating the previously existing accounting distinction between servicing rights acquired through purchase transactions and those acquired through loan originations. SFAS No. 122 also requires entities to measure the impairment of servicing rights based on the difference between the carrying amount of the servicing rights and their current fair value. SFAS No. 122 is required to be adopted and applied prospectively for fiscal years beginning after December 15, 1995, to transactions involving the sale or securitization of mortgage loans with servicing rights retained. In addition, the provisions of the statement should be applied to the measurement of impairment for all capitalized servicing rights, including servicing rights capitalized prior to the initial adoption of the statement. Based on recent and anticipated levels of loan sales, management does not expect that the adoption of this statement will have a material impact on its consolidated financial statements.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". Entities electing to remain with the accounting in APB Opinion No. 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied. The accounting requirements of SFAS No. 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995, though they may be adopted on issuance.

The disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995, or for an earlier fiscal year for which SFAS No. 123 is initially adopted for recognizing compensation cost. Pro forma disclosures required for entities that elect to continue to measure compensation cost using APB Opinion No. 25 must include the effects of all awards granted in fiscal years that begin after December 15, 1994. Pro forma disclosures for awards granted in the first fiscal year beginning after December 15, 1994 need not be included in financial statements for that fiscal year but should be presented subsequently whenever financial statements for that fiscal year are presented for comparative purposes with financial statements for a later fiscal year. Management anticipates that the adoption of the statement should have no material impact on its consolidated financial statements.

Part II - Other Information
- - ---------------------------

Item 1.  Legal Proceedings
None

Item 2.  Changes in Securities
Not applicable

Item 3.  Defaults upon Senior Securities
Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
None

Item 5.  Other Information
Not applicable

Item 6.  Exhibits and Reports on Form 8-K
(a) Exhibits
None

(b) Reports on Form 8-K
None

                                   SIGNATURES
                                   ----------

Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized



Date:  May 6, 1996            By:  /s/ D. Tyson Clayton
                                      -----------------
                                      President


Date:  May 6, 1996            By:  /s/ Gina B. Riggins
                                       ---------------
                                   Vice President and principal
                                    financial officer