Form 10-K405
period 1996-06-30
PIEDMONT BANCORP INC
filed 1996-09-24
CIK 948019

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-K


                ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended  June 30, 1996
                                              -------------

                        Commission file number  1-14070
                                                -------


                            PIEDMONT BANCORP, INC.
                            ----------------------
            (Exact name of registrant as specified in its charter)

          North Carolina                                   56-1936232
          --------------                                   ----------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)


260 South Churton Street, P.O. Box 1000
   Hillsborough, North Carolina                              27278
   ----------------------------                              -----
(Address of principal executive office)                    (Zip Code)


Registrant's telephone number, including area code  (919) 732-2143
                                                    --------------


          Securities Registered Pursuant to Section 12(g) of the Act:

                          Common Stock, No Par Value
                          --------------------------
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       Yes    X              No
                                              -----                -----

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.            [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. $ 41,605,850 common stock, no par value, based on the closing price of such
- ---------------------------------------------------------------------------
common stock on August 30, 1996.
- --------------------------------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
2,750,800 shares of common stock, no par value, outstanding at August 30, 1996.
- -------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report of Piedmont Bancorp, Inc. for the year ended June 30, 1996, are incorporated by reference into Part I, Part II and Part IV.

Portions of the Proxy Statement for the 1996 Annual Meeting of Shareholders of Piedmont Bancorp, Inc. to be held on November 26, 1996, are incorporated by reference into Part III.

                                     PART I

ITEM I.    BUSINESS

General

          Piedmont Bancorp, Inc. (the "Parent") is a one-bank holding company whose principal business is the ownership and operation of Hillsborough Savings Bank, Inc., SSB (the "Bank") located in Hillsborough, North Carolina. The Parent was incorporated on July 7, 1995 for the purpose of acquiring 100% of the common stock of the Bank in its recent mutual to stock conversion which was completed on December 7, 1995 (the "Conversion"). The Conversion occurred through the sale of 2,645,000 shares of Piedmont Bancorp, Inc. common stock (no par value). Total proceeds of $26,450,000 were reduced by Conversion expenses of $1,052,395. The Parent retained 50% of the net Conversion proceeds after deducting the proceeds of a loan to the Bank's Employee Stock Ownership Plan and paid the balance of $11,353,464 to the Bank in exchange for 100% of the common stock of the Bank issued in the Conversion.

          Hillsborough Savings Bank is a state-chartered stock savings bank originally organized under the laws of North Carolina in 1913. The Bank is headquartered in Hillsborough, North Carolina centrally located in its primary market of central and northern Orange County, North Carolina. The Bank is a community-oriented financial institution which offers a variety of financial services to meet the needs of the community it serves. The Bank is principally engaged in the business of attracting deposits from the general public and using those deposits to make one-to-four family residential real estate loans, loans secured by nonresidential real estate, home equity line of credit loans, and other loans and investments. At June 30, 1996, all of the loans in the Bank's portfolio which were secured by real estate were secured by properties located in North Carolina. Revenues are derived primarily from interest on loans. The Bank also receives interest income from investment securities, mortgage-backed securities, and interest-bearing deposit balances. The major expenses of the Bank are interest on deposits and borrowings and noninterest expenses such as salaries, employee benefits, federal deposit insurance premiums, data processing expenses, and occupancy expenses. The Bank conducts its business through its two offices in Hillsborough, North Carolina.

          Piedmont Bancorp, Inc. and its wholly-owned bank subsidiary, Hillsborough Savings Bank, Inc., are collectively referred to as "the Company". For additional information regarding the Company's business, see the 1996 Annual Report to Security Holders and the accompanying financial statements.

Market Area and Competition

          The Company's primary market area consists of central and northern Orange County, North Carolina. Hillsborough is located approximately 10 miles northwest of Durham, North Carolina and 10 miles north of Chapel Hill, North Carolina. North Carolina's Research Triangle Park is located about 20 miles eastward between the cities of Chapel Hill, Durham and Raleigh. Chapel Hill and Durham are home to the University of North Carolina at Chapel Hill and Duke University, respectively. The economy of Orange County is significantly impacted by these universities and the employment opportunities they generate. However, the economy in Orange County is varied with employment spread among manufacturing, agricultural, retail and wholesale trade, government, services and utilities.

          The Company faces strong competition both in attracting deposits and making real estate and other loans. Its most direct competition for deposits has historically come from other savings institutions, credit unions and commercial banks located in its primary market area, including large financial institutions which have greater financial and marketing resources available to them. The Company has also faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The ability of the Company to attract and retain savings deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities. The Company experiences strong competition for real estate loans from other savings institutions, commercial banks, and mortgage banking companies. Competition may increase as a result of the continuing reduction of restrictions on the interstate operations of financial institutions.

          Management believes that its image as "the hometown bank" gives it certain advantages over its local competition. The Company, its directors and employees actively participate in local civic affairs. Long-time employment of local personnel have enabled the Bank to establish and maintain long-term relationships with customers. The Bank offers quick local decisions and more flexible underwriting standards than the competition.


                           SUPERVISION AND REGULATION

Regulation of the Parent Holding Company

          General. The Parent was organized for the purpose of acquiring and holding all of the capital stock of the Bank to be issued in the Conversion. As a savings bank holding company subject to the Bank Holding Company Act of 1956, as amended ("BHCA"), the Parent is subject to certain regulations of the Federal Reserve. Under the BHCA, a holding company's activities and those of its subsidiaries are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity which the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.
The BHCA prohibits the Parent from acquiring direct or indirect control of more than 5% of the outstanding voting stock or substantially all of the assets of any bank or savings bank or merging or consolidating with another bank holding company or savings bank holding company without prior approval of the Federal Reserve.

          Additionally, the BHCA prohibits the Parent from engaging in, or acquiring ownership or control of, more than 5% of the outstanding voting stock of any company engaged in a nonbanking business unless such business is determined by the Federal Reserve to be so closely related to banking as to be properly incident thereto. The BHCA generally does not place territorial restrictions on the activities of such nonbanking related activities.

          Similarly, Federal Reserve approval (or, in certain cases, non-disapproval) must be obtained prior to any person acquiring control of the Parent. Control is conclusively presumed to exist if, among other things, a person acquires more than 25% of any class of voting stock of the Parent or controls in any manner the election of a majority of the directors of the Parent. Control is presumed to exist if a person acquires more than 10% of any class of voting stock and the stock is registered under Section 12 of the Exchange Act or the acquirer will be the largest stockholder after the acquisition.

          There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance funds in the event the depository institution becomes in danger of default or in default. For example, under the 1991 Banking Law, to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized or (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all acceptable capital standards as of the time the institution fails to comply with such capital restoration plan. Under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The Federal Reserve under the BHCA also has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

          In addition, the "cross-guarantee" provisions of the Federal Deposit Insurance Act, as amended ("FDIA") require insured depository institutions under common control to reimburse the FDIC for any loss suffered by either the SAIF or the BIF as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the SAIF or the BIF or both. The FDIC's claim for damages is superior to claims of stockholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

          No stock repurchases may be made within one year after the conversion without the approval of the Administrator. Also, the Parent must notify the Federal Reserve prior to repurchasing common stock for in excess of 10% of its net worth during any rolling twelve-month period.

          As a result of the Parent's ownership of the Bank, the Parent is registered under the savings bank holding company laws of North Carolina. Accordingly, the Parent is also subject to regulation and supervision by the Administrator.

          Capital Adequacy Guidelines for Holding Companies. The Federal Reserve has adopted capital adequacy guidelines for bank holding companies and banks that are members of the Federal Reserve system and have consolidated assets of $150 million or more. For bank holding companies with less than $150 million in consolidated assets, the guidelines are applied on a bank-only basis unless the parent bank holding company (i) is engaged in nonbank activity involving significant leverage or (ii) has a significant amount of outstanding debt that is held by the general public. Total consolidated assets of the Company were less than $150 million during the fiscal year ended June 30, 1996, and items (i) and (ii) did not apply during that same period. As of June 30, 1996, the Bank exceeded the capital adequacy requirements for bank holding companies.

          Capital Maintenance Agreement. In connection with the Administrator's approval of the Parent's application to acquire control of the Bank, the Parent was required to execute a Capital Maintenance Agreement whereby it has agreed to maintain the Bank's capital in an amount sufficient to enable Hillsborough Savings Bank to satisfy all regulatory capital requirements.

          Federal Securities Law. The Parent has registered its common stock with the SEC pursuant to Section 12 of the Exchange Act. Accordingly, the proxy and tender offer rules, insider trading reporting requirements and restrictions, annual and periodic reporting and other requirements of the Exchange Act are applicable to the Parent.

Regulation of the Bank

          General. Federal and state legislation and regulation have significantly affected the operations of federally insured savings institutions and other federally regulated financial institutions in the past several years and have increased competition among savings institutions, commercial banks and other providers of financial services. In addition, federal legislation has imposed new limitations on investment authority, and higher insurance and examination assessments on savings institutions and has made other changes that may adversely affect the future operations and competitiveness of savings institutions with other financial institutions, including commercial banks and their holding companies. The operations of regulated depository institutions will continue to be subject to changes in applicable statutes and regulations from time to time.

          The Bank is a member of the FHLB system, and its deposits are insured by the FDIC through the SAIF. It is subject to examination and regulation by the FDIC and the Administrator and to regulations governing such matters as capital standards, mergers, establishment of branch offices, subsidiary investments and activities, and general investment authority. Generally, North Carolina-chartered savings banks whose deposits are insured by the SAIF are subject to restrictions with respect to activities and investments, transactions with affiliates and loans-to-one borrower similar to those applicable to SAIF-insured savings associations. Such examination and regulation is intended primarily for the protection of depositors and the federal deposit insurance funds.

          The Bank is subject to various regulations promulgated by the Federal Reserve including, without limitation, Regulation B (Equal Credit Opportunity), Regulation D (Reserves), Regulation E (Electronic Fund Transfers), Regulation O (Loans to Executive Officers, Directors and Principal Stockholders), Regulation Z (Truth in Lending), Regulation CC (Availability of Funds) and Regulation DD (Truth in Savings). As holders of loans secured by real property and as owners of real property, financial institutions may be subject to potential liability under various statutes and regulations applicable to property owners generally, including statutes and regulations relating to the environmental condition of real property.

          The FDIC has extensive enforcement authority over North Carolina-chartered savings banks. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices.

          The grounds for appointment of a conservator or receiver for a North Carolina savings bank on the basis of an institution's financial condition include: (i) insolvency, in that the assets of the savings bank are less than its liabilities to depositors and others; (ii) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (iii) existence of an unsafe or unsound condition to transact business; (iv) likelihood that the savings bank will be unable to meet the demands of its depositors or to pay its obligations in the normal course of business; and (v) insufficient capital or the incurring or likely incurring of losses that will deplete substantially all of the institution's capital with no reasonable prospect of replenishment of capital without federal assistance.

          Transactions with Affiliates. Under current federal law, transactions between the Bank and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of the Bank is any company or entity that controls, is controlled by or is under common control with the Bank. Since consummation of the conversion, the Bank is an affiliate of the Parent. Generally, Sections 23A and 23B (i) establish certain collateral requirements for loans to affiliates; (ii) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such savings institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (iii) require that all such transactions be on terms substantially the same, or at least as favorable, to the savings institution or the subsidiary as those provided to a nonaffiliate. The term "covered transaction" includes the making of loans or other extensions of credit to an affiliate, the purchase of assets from an affiliate, the purchase of, or an investment in, the securities of an affiliate, the acceptance of securities of an affiliate as collateral for a loan or extension of credit to any person, or issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

          Further, current federal law has extended to savings banks the restrictions contained in Section 22(h) of the Federal Reserve Act with respect to loans to directors, executive officers and principal stockholders. Under
Section 22(h), loans to directors, executive officers and stockholders who own more than 10% of a savings bank, and certain affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the savings bank's loans-to-one borrower limit as established by federal law (as discussed below). Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers and stockholders who own more than 10% of a savings bank, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the savings bank. Any "interested" director may not participate in the voting. The Federal Reserve has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of unimpaired capital and unimpaired surplus (up to $500,000). Further, pursuant to
Section 22(h) the Federal Reserve requires that loans to directors, executive officers, and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and not involve more than the normal risk of repayment or present other unfavorable features.

          Insurance of Deposit Accounts. The FDIC administers two separate deposit insurance funds. The SAIF maintains a fund to insure the deposits of institutions the deposits of which were insured by the Federal Savings and Loan Insurance Corporation (the "FSLIC") prior to the enactment of FIRREA, and the BIF maintains a fund to insure the deposits of institutions the deposits of which were insured by the FDIC prior to the enactment of FIRREA. The Bank is a member of the SAIF of the FDIC.

          As a SAIF-insured institution, Hillsborough Savings Bank is subject to insurance assessments imposed by the FDIC. Effective January 1, 1993, the FDIC replaced its uniform assessment rate with a transitional risk-based assessment schedule issued by the FDIC pursuant to the 1991 Banking Law, which imposes assessments ranging from $0.23 to $0.31 per $100 of an institution's average assessment base. The actual assessment to be paid by each SAIF member is based on the institution's assessment risk classification, which is based on whether the institution is considered "well capitalized," "adequately capitalized" or "undercapitalized" (as such terms have been defined in federal regulations), and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. Under the 1991 Banking Law, the FDIC also may impose special assessments on SAIF members to repay amounts borrowed from the U.S. Treasury or for any other reason deemed necessary by the FDIC. As a result of the 1991 Banking Law, the assessment rate on deposits could further increase over a 15-year period.

          Financial institutions which are members of the SAIF, are required to pay higher deposit insurance premiums than financial institutions which are members of the BIF, primarily commercial banks, because the BIF has higher reserves than the SAIF and has been responsible for fewer troubled institutions. The FDIC Board of Directors has approved a new risk-based premium schedule that has reduced assessment rates for commercial banks, left assessment rates for savings institutions such as the Bank at current levels, and will increase the disparity between SAIF and BIF assessments. Assessments for BIF members range from $0.04 to $0.31 per $100 of domestic deposits. In announcing this rule, the FDIC noted that the premium differential may have adverse consequences for SAIF members, including reduced earnings and an impaired ability to raise funds in the capital markets. In addition, SAIF members, such as the Bank, could be placed at a substantial competitive disadvantage to BIF members with respect to pricing of loans and deposits and the ability to achieve lower operating costs. Several alternatives to mitigate the effect of the BIF/SAIF premium disparity have been suggested by the federal banking regulators, by members of the United States Congress and by industry groups.

          The Balanced Budget Act of 1995, which was passed by the United States Congress but vetoed by the President for reasons unrelated to the SAIF recapitalization, provided for a one-time assessment currently estimated to be 0.85% of insured deposits. It is unknown whether similar legislation that would fully capitalize the SAIF will be enacted or whether premiums for either BIF or SAIF members will be adjusted in the future by the FDIC or by legislative action. If a special assessment as described above were to be required, it would result in a one-time charge to the Bank estimated at $711,000 pre-tax, assuming the special assessment is based on deposits held at June 30, 1996. Management cannot predict whether such legislation will be enacted, or, if enacted, the amount of any one-time assessment or whether ongoing SAIF premiums will be reduced to a level equal to that of BIF premiums.

          The Bank incurred deposit insurance premium expense of $176,000 in the year ended June 30, 1996. A significant increase in SAIF insurance premiums or a significant one-time fee to recapitalize the SAIF would likely have an adverse effect on the operating expenses and results of operations of the Bank.

          Community Reinvestment Act. The Bank, like other financial institutions, is subject to the Community Reinvestment Act ("CRA"). A purpose of the CRA is to encourage financial institutions to help meet the credit needs of its entire community, including the needs of low- and moderate-income neighborhoods. During the Bank's last compliance examination, it received a "satisfactory" rating with respect to CRA compliance. The Bank's rating with respect to CRA compliance would be a factor to be considered by the Federal Reserve and FDIC in considering applications submitted by The Bank to acquire branches or to acquire or combine with other financial institutions and take other actions and, if such rating was less than "satisfactory," could result in the denial of such applications.

          The federal banking regulatory agencies have issued a revision of the CRA regulations, which became effective on January 1, 1996, to implement a new evaluation system that rates institutions based on their actual performance in meeting community credit needs. Under the regulations, a bank will first be evaluated and rated under three categories: a lending test, an investment test and a service test. For each of these three tests, the bank will be given a rating of either "outstanding," "high satisfactory," "low satisfactory," "needs to improve" or "substantial non-compliance." A set of criteria for each rating has been developed and is included in the regulation. If an institution disagrees with a particular rating, the institution has the burden of rebutting the presumption by clearly establishing that the quantitative measures do not accurately present its actual performance, or that demographics, competitive conditions or economic or legal limitations peculiar to its service area should be considered. The ratings received under the three tests will be used to determine the overall composite CRA rating. The composite ratings will be the same as those that are currently given: "outstanding," "satisfactory," "needs to improve" or "substantial non-compliance."

          Capital Requirements Applicable to The Bank. The FDIC requires the Bank to have a minimum leverage ratio of Tier I capital (principally consisting of common stockholders' equity, noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries, less certain intangible and goodwill items), to average total assets of at least 3%; provided, however that all institutions, other than those (i) receiving the highest rating during the examination process and (ii) not anticipating or experiencing any significant growth, are required to maintain a ratio of 1% or 2% above the stated minimum, with an absolute minimum leverage ratio of not less than 4%. The FDIC also requires the Bank to have a ratio of total capital to risk-weighted assets, including certain off-balance sheet activities, such as standby letters of credit, of at least 8%. At least half of the total capital is required to be Tier I capital. The remainder (Tier II capital) may consist of a limited amount of subordinated debt, certain hybrid capital instruments, other debt securities, certain types of preferred stock and a limited amount of general loan loss allowance.

          An institution which fails to meet minimum capital requirements may be subject to a capital directive which is enforceable in the same manner and to the same extent as a final cease and desist order, and must submit a capital plan within 60 days to the FDIC. If the leverage ratio falls to 2% or less, the institution may be deemed to be operating in an unsafe or unsound condition, allowing the FDIC to take various enforcement actions, including possible termination of insurance or placement of the institution in receivership.

          The Administrator requires that net worth equal at least 5% of total assets. Intangible assets must be deducted from net worth and assets when computing compliance with this requirement.

          At June 30, 1996, The Bank complied with each of the capital requirements of the FDIC and the Administrator. For a description of The Bank's required and actual capital levels on June 30, 1996, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - ANALYSIS OF FINANCIAL CONDITION - Capital Resources" in the 1996 Annual Report to Security Holders.

          The 1991 Banking Law required each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk, and the risk of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multi-family mortgages. On August 2, 1995, the federal banking agencies issued a joint notice of adoption of final risk-based capital rules to take account of interest rate risk. The final regulation required an assessment of the need for additional capital on a case-by-case basis, considering both the level of measured exposure and qualitative risk factors. The final rule also stated an intent to, in the future, establish an explicit minimum capital charge for interest rate risk based on the level of a bank's measured interest rate risk exposure. The final regulation has not had a material impact on the Bank's capital requirements.

          Effective June 26, 1996, the federal banking agencies issued a joint policy statement announcing the agencies' election not to adopt a standardized measure and explicit capital charge for interest rate risk at that time. Rather, the policy statement (i) identifies the main elements of sound interest rate risk management, (ii) describes prudent principles and practices for each of those elements, and (iii) describes the critical factors affecting the agencies' evaluation of a bank's interest rate risk when making a determination of capital adequacy. The joint policy statement is not expected to have a material impact on the Bank's management of interest rate risk .

          In December 1994, the FDIC adopted a final rule changing its risk-based capital rules to recognize the effect of bilateral netting agreements in reducing the credit risk of two types of financial derivatives - interest and exchange rate contracts. Under the rule, savings banks are permitted to net positive and negative mark-to-market values of rate contracts with the same counterparty, subject to legally enforceable bilateral netting contracts that meet certain criteria. This represents a change from the prior rules which recognized only a very limited form of netting. The Bank does not anticipate that this rule will have a material effect upon its financial condition or results of operations.

          Loans to One Borrower. The Bank is subject to the Administrator's loans-to-one borrower limits. Under these limits, no loans and extensions of credit to any borrower outstanding at one time and not fully secured by readily marketable collateral shall exceed 15% of the net worth of the Bank. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of net worth. These limits also authorize savings banks to make loans to one borrower, for any purpose, in an amount not to exceed $500,000. The Bank also is authorized to make loans to one borrower to develop domestic residential housing units, not to exceed the lesser of $30 million, or 30% of the institution's net worth, provided that (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the institution is in compliance with its fully phased-in capital requirements;
(iii) the loans comply with applicable loan-to-value requirements; (iv) the aggregate amount of loans made under this authority does not exceed 150% of net worth; and (v) the institution's regulator issues an order permitting the institution to use this higher limit. These limits also authorize a savings bank to make loans-to-one borrower to finance the sale of real property acquired in satisfaction of debts in an amount up to 50% of net worth.

          As of June 30, 1996, the largest aggregate amount of loans which the Bank had to any one borrower was $1,722,000. The Bank had no loans outstanding which management believes violate the applicable loans-to-one borrower limits.

          Limitations on Rates Paid for Deposits. Regulations promulgated by the FDIC pursuant to the 1991 Banking Law place limitations on the ability of insured depository institutions to accept, renew or roll over deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institution's normal market area. Under these regulations, "well capitalized" depository institutions may accept, renew or roll such deposits over without restriction, "adequately capitalized" depository institutions may accept, renew or roll such deposits over with a waiver from the FDIC (subject to certain restrictions on payments of rates) and "undercapitalized" depository institutions may not accept, renew or roll such deposits over. The definitions of "well capitalized," "adequately capitalized" and "undercapitalized" are the same as the definitions adopted by the FDIC to implement the corrective action provisions of the 1991 Banking Law.

          Federal Home Loan Bank System. The FHLB system provides a central credit facility for member institutions. As a member of the FHLB of Atlanta, The Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year, or 5% of its outstanding advances (borrowings) from the FHLB of Atlanta. On June 30, 1996, The Bank was in compliance with this requirement with an investment in FHLB of Atlanta stock of $863,000.

          Federal Reserve System. Federal Reserve regulations require banks, not otherwise exempt from the regulations, to maintain reserves against their transaction accounts (primarily negotiable order of withdrawal accounts) and certain nonpersonal time deposits. The reserve requirements are subject to adjustment by the Federal Reserve. As of June 30, 1996, The Bank was in compliance with the applicable reserve requirements of the Federal Reserve.

          Restrictions on Acquisitions. Federal law generally provides that no "person," acting directly or indirectly or through or in concert with one or more other persons, may acquire "control," as that term is defined in FDIC regulations, of a state savings bank without giving at least 60 days' written notice to the FDIC and providing the FDIC an opportunity to disapprove the proposed acquisition. Pursuant to regulations governing acquisitions of control, control of an insured institution is conclusively deemed to have been acquired, among other things, upon the acquisition of more than 25% of any class of voting stock. In addition, control is presumed to have been acquired, subject to rebuttal, upon the acquisition of more than 10% of any class of voting stock. Such acquisitions of control may be disapproved if it is determined, among other things, that (i) the acquisition would substantially lessen competition; (ii) the financial condition of the acquiring person might jeopardize the financial stability of the savings bank or prejudice the interests of its depositors; or (iii) the competency, experience or integrity of the acquiring person or the proposed management personnel indicates that it would not be in the interest of the depositors or the public to permit the acquisition of control by such person.

          For three years following completion of the Conversion, North Carolina conversion regulations require the prior written approval of the Administrator before any person may directly or indirectly offer to acquire or acquire the beneficial ownership of more than 10% of any class of an equity security of The Company. If any person were to so acquire the beneficial ownership of more than 10% of any class of any equity security without prior written approval, the securities beneficially owned in excess of 10% would not be counted as shares entitled to vote and would not be voted or counted as voting shares in connection with any matter submitted to stockholders for a vote. Approval is not required for (i) any offer with a view toward public resale made exclusively to the Company or its underwriters or the selling group acting on its behalf or
(ii) any offer to acquire or acquisition of beneficial ownership of more than 10% of the common stock of the Company by a corporation whose ownership is or will be substantially the same as the ownership of the Company, provided that the offer or acquisition is made more than one year following the consummation of the Conversion. The regulation provides that within one year following the Conversion, the Administrator would approve the acquisition of more than 10% of beneficial ownership only to protect the safety and soundness of the institution. During the second and third years after the Conversion, the Administrator may approve such an acquisition upon a finding that (i) the acquisition is necessary to protect the safety and soundness of the Parent and the Bank or the Boards of Directors of the Parent and the Bank support the acquisition, (ii) the acquirer is of good character and integrity and possesses satisfactory managerial skills, and will be a source of financial strength to the Parent and the Bank; and (iii) the public interests will not be adversely affected.

          Liquidity. the Bank is subject to the Administrator's requirement that the ratio of liquid assets to total assets equal at least 10%. The computation of liquidity under North Carolina regulation allows the inclusion of mortgage-backed securities and investments which, in the judgment of the Administrator, have a readily marketable value, including investments with maturities in excess of five years. At June 30, 1996, the Bank's liquidity ratio, calculated in accordance with North Carolina regulations, was approximately 23%.

          Additional Limitations on Activities. Recent FDIC law and regulations generally provide that the Bank may not engage as principal in any type of activity, or in any activity in an amount, not permitted for national banks, or directly acquire or retain any equity investment of a type or in an amount not permitted for national banks. The FDIC has authority to grant exceptions from these prohibitions (other than with respect to non-service corporation equity investments) if it determines no significant risk to the insurance fund is posed by the amount of the investment or the activity to be engaged in and if the Bank is and continues to be in compliance with fully phased-in capital standards. National banks are generally not permitted to hold equity investments other than shares of service corporations and certain federal agency securities. Moreover, the activities in which service corporations for state savings banks are permitted to engage are limited to those of service corporations for national banks.

          State savings banks are also required to notify the FDIC at least 30 days prior to the establishment or acquisition of any subsidiary, or at least 30 days prior to conducting any such new activity. Any such activities must be conducted in accordance with the regulations and orders of the FDIC and the Administrator. State savings banks are also generally prohibited from directly or indirectly acquiring or retaining any corporate debt security that is not of investment grade (generally referred to as "junk bonds").

          Impact of the 1991 Banking Law. The 1991 Banking Law became effective on December 19, 1991. Among other things, the 1991 Banking Law provided increased funding for the BIF and provided for expanded regulation of depository institutions and their affiliates, including bank holding companies.

          The 1991 Banking Law provided the federal banking agencies with broad powers to take corrective action to resolve problems of insured depository institutions. The extent of these powers will depend upon whether the institutions in question are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." Under the FDIC regulations applicable to the Bank, an institution is considered "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier I risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" institution is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier I risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of an institution with the highest examination rating and which is not experiencing or anticipating significant growth). An institution is considered (A) "undercapitalized" if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier I risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (or 3% and is not experiencing or anticipating significant growth); (B) "significantly undercapitalized" if the institution has (i) a total risk-based capital ratio of less than 6%, (ii) a Tier I risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3% and (C) "critically undercapitalized" if the institution has a ratio of tangible equity to total assets equal to or less than 2%.

          To facilitate the early identification of problems, the 1991 Banking Law required the federal banking agencies to review and, under certain circumstances, prescribe more stringent accounting and reporting requirements than those required by generally accepted accounting principles. The FDIC issued a final rule, effective July 2, 1993, implementing those provisions.

          The 1991 Banking Law further requires the federal banking agencies to develop regulations requiring disclosure of contingent assets and liabilities and, to the extent feasible and practicable, supplemental disclosure of the estimated fair market value of assets and liabilities. The 1991 Banking Law also requires annual examinations of all insured depository institutions by the appropriate federal banking agency, with some exceptions for small, well-capitalized institutions and state chartered institutions examined by state regulators. Moreover, the 1991 Banking Law, as modified by the Federal Housing Enterprises Financial Security and Soundness Act, requires the federal banking agencies to set operational and managerial, asset quality, earnings and stock valuation standards for insured depository institutions and depository institution holding companies, as well as compensation standards (but not dollar levels of compensation) for insured depository institutions that prohibit excessive compensation, fees or benefits to officers, directors, employees, and principal stockholders. In July 1992, the federal banking agencies issued a joint advance notice of proposed rulemaking soliciting comments on all aspects of the implementation of these standards in accordance with the 1991 Banking Law, including whether the compensation standards should apply to depository institution holding companies. An interagency notice of proposed rulemaking was issued in November 1993. However, sections of the Riegle Community Development and Regulatory Improvement Act of 1994 will affect the nature and scope of the proposed regulations, and eliminates the requirement that the regulations apply to depository institution holding companies.

          The foregoing necessarily is a general description of certain provisions of the 1991 Banking Law and does not purport to be complete.

          Interstate Banking. A bank or savings bank holding company and its subsidiaries are currently prohibited from acquiring any voting shares of, or interest in, any banks or savings banks located outside of the state in which the operations of the savings bank holding company's subsidiaries are located, unless the acquisition is specifically authorized by the statutes of the state in which the target bank is located. However, in September 1994, Congress passed the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"). The Interstate Banking Act permits adequately capitalized bank and savings bank holding companies to acquire control of banks and savings banks in any state beginning on September 29, 1995, one year after the effectiveness of the Interstate Banking Act. North Carolina adopted nationwide reciprocal interstate acquisition legislation in 1994.

          Such interstate acquisitions are subject to certain restrictions. States may require the bank or savings bank being acquired to have been in existence for a certain length of time but not in excess of five years. In addition, no bank or saving bank may acquire more than 10% of the insured deposits in the United States or more than 30% of the insured deposits in any one state, unless the state has specifically legislated a higher deposit cap. States are free to legislate stricter deposit caps and, at present, 18 states have deposit caps lower than 30%.

          The Interstate Banking Act also provides for interstate branching.
The McFadden Act of 1927 established state lines as the ultimate barrier to geographic expansion of a banking network by branching. The Interstate Banking Act withdraws these barriers, effective June 1, 1997, allowing interstate branching in all states, provided that a particular state has not specifically prohibited interstate branching by legislation prior to such time. Unlike interstate acquisitions, a state may prohibit interstate branching if it specifically elects to do so by June 1, 1997. States may choose to allow interstate branching prior to June 1, 1997 by opting-in to a group of states that permits these transactions. These states generally allow interstate branching via a merger of an out-of-state bank with an in-state bank, or on a de novo basis. North Carolina has enacted legislation permitting interstate branching transactions.

          It is anticipated that the Interstate Banking Act will increase competition within the market in which the Bank now operates, although the extent to which such competition will increase in such market or the timing of such increase cannot be predicted. In addition, there can be no assurance as to whether, or in what form, legislation may be enacted in North Carolina in reaction to the Interstate Banking Act or what impact such legislation or the Interstate Banking Act might have upon the Bank.

          The Interstate Banking Act also modifies the controversial safety and soundness provisions contained in Section 39 of the 1991 Banking Law which required the banking regulatory agencies to promulgate regulations governing such topics as internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation and fees and other matters those agencies determine to be appropriate. The legislation exempts bank holding companies from these provisions and requires the agencies to prepare guidelines, as opposed to regulations, dealing with these areas. It also gives more discretion to the banking regulatory agencies in prescribing standards for banks' asset quality, earnings and stock valuation.

          The Interstate Banking Act also expands current exemptions from the requirement that banks be examined on a 12-month cycle. Exempted banks will be inspected every 18 months. Other provisions address paperwork reduction and regulatory improvements, small business and commercial real estate loan securitization, truth-in-lending amendments regarding high cost mortgages, strengthening of the independence of certain financial regulatory agencies, money laundering, flood insurance reform and extension of certain statutes of limitations.

          Restrictions on Dividends and Other Capital Distributions. A North Carolina-chartered stock savings bank may not declare or pay a cash dividend on, or repurchase any of, its capital stock if the effect of such transaction would be to reduce the net worth of the institution to an amount which is less than the minimum amount required by applicable federal and state regulations. In addition, a North Carolina-chartered stock savings bank, for a period of five years after its conversion from mutual to stock form, must obtain the written approval from the Administrator before declaring or paying a cash dividend on its capital stock in an amount in excess of one-half of the greater of (i) the institution's net income for the most recent fiscal year end, or (ii) the average of the institution's net income after dividends for the most recent fiscal year end and not more than two of the immediately preceding fiscal year ends, if applicable.

          Also, without the prior written approval of the Administrator, a North Carolina-chartered stock savings bank, for a period of five years after its conversion from mutual to stock form, may not repurchase any of its capital stock. The Administrator will give approval to repurchase only upon a showing that the proposed repurchase will not adversely affect the safety and soundness of the institution. Under FDIC regulations, stock repurchases may be made during the first year after the Conversion only after receipt of FDIC approval.

          In addition, the Bank is not permitted to declare or pay a cash dividend or repurchase any of its capital stock if the effect thereof would be to cause its net worth to be reduced below the amount required for the liquidation account established in connection with the Bank's conversion from mutual to stock ownership.

          Restrictions on Benefit Plans. FDIC regulations provide that for a period of one year from the date of the conversion, the Bank may not implement or adopt a stock option plan or restricted stock plan, other than a tax-qualified plan or ESOP, unless: (1) the plans are fully disclosed in the conversion proxy soliciting and stock offering material, (2) all such plans are approved by a majority of the Parent's stockholders prior to implementation and no earlier than six months following the conversion, (3) for stock option plans, the exercise price must be at least equal to the market price of the stock at the time of grant, (4) for restricted stock plans, no stock issued in connection with the Conversion may be used to fund the plan and (5) prior to implementing the plans, all such plans are submitted for review and approval to the Regional Director of the FDIC.

          The FDIC regulations provide that the FDIC will presume that excessive compensation will result if stock based benefit plans fail to satisfy percentage limitations on management stock-based benefit plans set forth in the regulations of the OTS. Those regulations provide that (1) for stock option plans, the total number of shares for which options may be granted may not exceed 10% of the shares issued in the Conversion, (2) for restricted stock plans, the shares issued may not exceed 3% of the shares issued in the Conversion (4% for institutions with tangible capital of 10% or greater after the Conversion), (3) the aggregate amount of stock purchased by the ESOP shall not exceed 10% (8% for well-capitalized institutions utilizing a 4% restricted stock plan), (4) no individual employee may receive more than 25% of the available awards under any plan, and (5) directors who are not employees may not receive more than 5% individually or 30% in the aggregate of the awards under any plan. The awards and grants made or to be made under the MRP and the Stock Option Plan conform to these requirements.

          Other North Carolina Regulation. As a North Carolina-chartered savings bank, the Bank derives its authority from, and is regulated by, the Administrator. The Administrator has the right to promulgate rules and regulations necessary for the supervision and regulation of North Carolina savings banks under his jurisdiction and for the protection of the public investing in such institutions. The regulatory authority of the Administrator includes, but is not limited to: the establishment of reserve requirements; the regulation of the payment of dividends; the regulation of stock repurchases, the regulation of incorporators, stockholders, directors, officers and employees; the establishment of permitted types of withdrawable accounts and types of contracts for savings programs, loans and investments; and the regulation of the conduct and management of savings banks, chartering and branching of institutions, mergers, conversions and conflicts of interest. North Carolina law requires that the Bank maintain federal deposit insurance as a condition of doing business.

          The Administrator conducts regular examinations of North Carolina-chartered savings banks. The purpose of such examinations is to assure that institutions are being operated in compliance with applicable North Carolina law and regulations and in a safe and sound manner. These examinations are usually conducted on a joint basis with the FDIC. In addition, the Administrator is required to conduct an examination of any institution when he has good reason to believe that the standing and responsibility of the institution is of doubtful character or when he otherwise deems it prudent. The Administrator is empowered to order the revocation of the license of an institution if he finds that it has violated or is in violation of any North Carolina law or regulation and that revocation is necessary in order to preserve the assets of the institution and protect the interests of its depositors. The Administrator has the power to issue cease and desist orders if any person or institution is engaging in, or has engaged in, any unsafe or unsound practice or unfair and discriminatory practice in the conduct of its business or in violation of any other law, rule or regulation.

          A North Carolina-chartered savings bank must maintain net worth, computed in accordance with the Administrator's requirements, of 5% of total assets and liquidity of 10% of total assets, as discussed above. Additionally, a North Carolina-chartered savings bank is required to maintain general valuation allowances and specific loss reserves in the same amounts as required by the FDIC.

          Subject to limitation by the Administrator, North Carolina-chartered savings banks may make any loan or investment or engage in any activity which is permitted to federally chartered institutions. However, a North Carolina-chartered savings bank cannot invest more than 15% of its total assets in business, commercial, corporate and agricultural loans. In addition to such lending authority, North Carolina-chartered savings banks are authorized to invest funds, in excess of loan demand, in certain statutorily permitted investments, including but not limited to (i) obligations of the United States, or those guaranteed by it; (ii) obligations of the State of North Carolina;
(iii) bank demand or time deposits; (iv) stock or obligations of the federal deposit insurance fund or a FHLB; (v) savings accounts of any savings institution as approved by the board of directors; and (vi) stock or obligations of any agency of the State of North Carolina or of the United States or of any corporation doing business in North Carolina whose principal business is to make education loans.

          North Carolina law provides a procedure by which savings institutions may consolidate or merge, subject to approval of the Administrator. The approval is conditioned upon findings by the Administrator that, among other things, such merger or consolidation will promote the best interests of the members or stockholders of the merging institutions. North Carolina law also provides for simultaneous mergers and conversions and for supervisory mergers conducted by the Administrator.

Subsidiaries

          The Bank is the only subsidiary of the Company. The Bank has no subsidiaries.

Employees

          As of June 30, 1996, the Bank had 29 full-time employees and two part-time employees. The Bank provides its employees with basic and major medical insurance, life insurance, sick leave and vacation benefits. In addition, the Bank maintains a 401(k) retirement plan pursuant to which the Bank matches one-half of employees' contributions, with its contribution limited to 3% of each employee's salary.

          In connection with the Conversion, the Bank adopted an Employee Stock Ownership Plan (the "ESOP"), which provides benefits to employees of the Bank. Also, the Boards of Directors of the Bank and the Parent have approved, and the stockholders of the Parent have approved, the Bank's Management Recognition Plan and the Parent's Stock Option Plan. Effective August 29, 1996, 105,800 shares were awarded to directors, officers and employees under the Management Recognition Plan. No stock options have been rewarded under the Stock Option Plan to date.

          Employees are not represented by any union or collective bargaining group, and the Bank considers its employee relations to be good.

Federal Income Taxation

          The Parent and the Bank are subject to the provisions of the Internal Revenue Code of 1986, as amended (the "Code") in the same general manner as other corporations. However, savings banks which meet certain definitional tests and other conditions prescribed by the Code may benefit from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. A savings bank qualifying under these rules is permitted to deduct (i) an addition to a reserve for losses on "qualifying real property loans," (in general, loans secured by interests in real property improved or to be improved with the proceeds of the loan) (the "qualifying real property reserve") and (ii) an addition to a reserve for losses on nonqualifying loans. A savings bank that satisfies certain requirements may compute its addition to the qualifying real property reserve under (i) a method based on the savings bank's actual loss experience (the "experience method") or
(ii) a method based on a percentage of the savings bank's taxable income, as adjusted (the "percentage of taxable income method"). The addition to the nonqualifying real property reserve must be computed under the experience method. Under the percentage of taxable income method, the bad debt deduction for qualifying real property loans is limited to 8% of taxable income before the bad debt deduction, subject to certain adjustments.

          A savings bank may not use the percentage of taxable income method in any year in which less than 60% of its total assets are "qualifying assets," which include U.S. Government securities, loans secured by an interest in residential real property, cash, and certain other assets. The addition to the reserve for losses on qualifying real property loans under the percentage of taxable income method cannot exceed the amount necessary to increase the balance of the qualifying real property reserve at the close of the taxable year to 6% of the balance of the qualifying real property loans outstanding at the end of the taxable year. In addition, the annual addition to the qualifying real property reserve under the percentage of taxable income method cannot, when added to the addition to the reserve for losses on nonqualifying loans, exceed the amount by which (i) 12% of the total deposits or withdrawable accounts of depositors of the qualifying institution at the close of the taxable year exceeds (ii) the sum of the institution's surplus, undivided profits, and reserves at the beginning of such year. In fiscal years 1996, 1995 and 1994, the Bank elected to use the percentage of taxable income method in computing its bad debt reserve for federal income tax purposes.

          If a savings bank has a reserve for losses on qualifying real property loans that exceeds the reserve it would have under the experience method ("excess bad debt reserve"), or maintains a supplemental reserve that represents certain reserves built up from 1952 through 1962, it may be subject to tax when it makes distributions with respect to its stock, including distributions in redemption of stock or in liquidation. Under these circumstances, the institution's taxable income would be increased by an amount not to exceed the amount of its excess bad debt reserve and supplemental reserve, equal to the sum of (i) any nonstock distributions paid in excess of earnings and profits accumulated in taxable years beginning after December 31, 1951, (ii) any distributions made in redemption of stock or made in partial or complete liquidation, and (iii) the amount of federal income tax payable (determined on a grossed-up basis) on the sum of (i) and (ii). The Bank currently has earnings and profits accumulated since December 31, 1951, and has an excess bad debt reserve of approximately $2.8 million. Thus, any distribution with respect to its stock in excess of current and accumulated earnings and profits would increase its taxable income as described above.

          Institutions which become ineligible to use the percentage of income method must change to either the reserve method or the specific charge-off method that applies to commercial banks. Large institutions, those generally exceeding $500 million in assets, must convert to the specific charge-off method. Legislation recently adopted by Congress requires ratable inclusion in income of excess reserves over a six-year period in the event of ineligibility.

          The Parent and the Bank may also be subject to the corporate alternative minimum tax ("AMT"). Generally, a corporation's AMT is the excess of its "tentative minimum tax" (i.e., 20% of the amount by which the corporation's alternative minimum taxable income ("AMTI") exceeds an applicable statutory exemption amount) over its regular income tax. The amount of the corporation's AMT, if any, is added to the corporation's regular tax for a taxable year and the total is the corporation's federal income tax for the year. AMTI is calculated by adding certain tax preference items and making certain adjustments to the corporation's regular taxable income. Such items and adjustments include, but are not limited to, the following: (i) 75% of the excess, if any, of a corporation's adjusted current earnings and profits over its AMTI (as otherwise determined with certain adjustments); (ii) interest on certain tax-exempt bonds issued after August 7, 1986; and (iii) the amount by which a financial institution's allowable deduction for the taxable year for additions to its reserve for bad debts exceeds the deduction that would have been allowable if the financial institution had made additions to its bad debt reserve for all taxable years on the basis of actual experience. Net operating loss carryovers may be utilized, subject to certain adjustments, to offset up to 90% of the AMTI, as otherwise determined. Thus, despite any available net operating loss carryovers, a corporation generally will be subject to an effective minimum tax liability of at least 2% of the excess of its AMTI over the exemption amount. A portion of the AMT paid by a corporation may be credited against future regular federal income tax liability, subject to certain limitations. In recent years, the Bank has not been subject to the AMT.

          The Bank's federal income tax returns have not been audited since the 1989 fiscal year.

State Taxation

          Under North Carolina law, the corporate income tax is 7.75% of federal taxable income as computed under the Code, subject to certain prescribed adjustments. In addition, for tax years beginning in 1994, 1993, 1992 and 1991, corporate taxpayers were required to pay a surtax equal to 1%, 2%, 3% and 4%, respectively, of the state income tax otherwise payable by it. An annual state franchise tax is imposed at a rate of 0.15% applied to the greatest of the institution's (i) capital stock, surplus and undivided profits, (ii) investment in tangible property in North Carolina or (iii) appraised valuation of property in North Carolina.

          The North Carolina corporate tax rate will drop to 7.50% in 1997, 7.25% in 1998, 7.00% in 1999 and 6.90% thereafter.



ITEM 2.   PROPERTIES

     At June 30, 1996, the Company conducted its business from its two offices in Hillsborough, North Carolina. The following table sets forth certain information regarding the Company's properties as of June 30, 1996. All properties are owned by the Company.

                                                      Net Book
                                                      Value of
Address                                               Property
- -------                                               --------
112 North Churton Street                            $   44,000
Hillsborough, North Carolina  27278

260 South Churton Street                            $1,048,000
Hillsborough, North Carolina  27278

          In addition to the properties described above, the Company owns an office building adjacent to its North Churton Street branch. This property had a net book value of $16,000 as of June 30, 1996 and was used for rental office space. The total net book value of the Company's furniture, fixtures and equipment on June 30, 1996 was $216,000.


ITEM 3.   LEGAL PROCEEDINGS

     In the opinion of management, the Company is not involved in any pending legal proceedings other than routine, non-material proceedings occurring in the ordinary course of business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A special meeting of the stockholders of the Company was held on June 11, 1996 (the "Special Meeting") to approve the Piedmont Bancorp, Inc. Stock Option Plan (the "Stock Option Plan") and the Hillsborough Savings Bank, Inc., SSB Management Recognition Plan (the "MRP"). At the Special Meeting, 1,551,909 votes were cast for approval of the Stock Option Plan, 216,911 votes were cast against or withheld and there were 11,895 abstentions or broker non-votes. With regard to the MRP, 1,546,661 votes were cast for approval of the Plan, 229,904 votes were cast against or withheld and there were 4,150 abstentions or broker non-votes.


                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The high and low stock price for the Company's common stock was $15 1/8 and $15 1/8, respectively, on August 30, 1996. The information required by this
Item is set forth under the section captioned "Capital Stock" in the Company's 1996 Annual Report which is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

     The information required by this Item is set forth in the table captioned "Five Year Summary" on the inside cover of the Company's 1996 Annual Report which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


The table below sets forth certain performance ratios for the Company for the periods indicated.

                                               Year ended June 30,
                                           -------------------------
                                             1996      1995     1994
                                             ----      ----     ----
Return on Average Assets (Net income         1.42%     1.24%    1.06%
 divided by average total assets)

Return on Average Equity (Net income         6.15%     9.70%    8.64%
 divided by average
 shareholders' equity

Average Equity to Average Assets Ratio      23.11%    12.76%   12.22%
 (Average shareholders'
 equity divided by average total assets)

Interest Rate Spread for the Period          3.16%     3.72%    3.32%
 (Tax equivalent basis)

Average Interest-Earning Assets to         130.92%   114.90%  114.02%
 Average Interest-Bearing Liabilities

Net Interest Margin (Tax equivalent          4.33%     4.29%    3.80%
 basis)

Loan Loss Allowance to Nonperforming        80.21%  1716.67%  134.67%
 Assets at Period End

          See also the information set forth under Item 1 above and the information set forth under the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operation" in the Company's 1996 Annual Report which section is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company and supplementary data set forth in the Company's 1996 Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with accountants on accounting and financial disclosure during the fiscal year ended June 30, 1996 and the interim subsequent period.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is set forth under the section captioned "Proposal 1 - Election of Directors" in the Proxy Statement for the 1996 Annual Meeting of Shareholders of Piedmont Bancorp, Inc. to be held on November 26, 1996 (the "Proxy Statement") and the section captioned "Compliance with Section 16(a) of the Exchange Act of 1934" in the Proxy Statement, which sections are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION AND TRANSACTIONS

     The information required by this Item is set forth under the sections captioned "Proposal 1 - Election of Directors - Directors' Compensation" and " - Management Compensation" in the Proxy Statement, which sections are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated herein by reference from the section captioned "Security Ownership of Certain Beneficial Owners" in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There have been no reportable transactions during the two most recent fiscal years nor are any reportable transactions proposed as of the date of this Form 10-K. See also the section captioned "Proposal 1 - Election of Directors - Certain Indebtedness and Transactions of Management" in the Proxy Statement, which section is incorporated herein by reference.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

14(a)1. Consolidated Financial Statements (contained in the Company's 1996 Annual Report attached hereto as Exhibit (13) and incorporated herein by reference)

          (a)  Independent Auditors' Report

          (b)  Consolidated Balance Sheets as of June 30, 1996 and 1995

          (c) Consolidated Statements of Income for the Years Ended June 30, 1996, 1995 and 1994

          (d) Consolidated Statements of Shareholders' Equity for the Years Ended June 30, 1996, 1995 and 1994

          (e) Consolidated Statements of Cash Flows for the Years Ended June 30, 1996, 1995 and 1994

          (f)  Notes to Consolidated Financial Statements

14(a)2.   Financial Statement Schedules

          All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

14(a)3.   Exhibits

          Exhibit (3)(i)      Articles of Incorporation, incorporated herein by
                              reference to Exhibit 3.1 of the Company's
                              Registration Statement on Form S-1 (No.33-94512) filed on July 12, 1995 and amended on September 27, 1995 and October 6, 1995

         Exhibit (3)(ii)      Bylaws, incorporated herein by reference to
                              Exhibit 3.2 of the Company's Registration
                              Statement on Form S-1 (No.33-94512) filed on
                              July 12, 1995 and amended on September 27, 1995
                              and October 6, 1995

          Exhibit (4)         Specimen Stock Certificate, incorporated herein by
                              reference to Exhibit 4.1 of the Company's
                              Registration Statement on Form S-1 (No.33-94512) filed on July 12, 1995 and amended on September 27, 1995 and October 6, 1995

          Exhibit (10)(ii)(a) Piedmont Bancorp, Inc. Stock Option Plan

          Exhibit (10)(ii)(b) Hillsborough Savings Bank, Inc., SSB Management
                              Recognition Plan

          Exhibit (10)(ii)(c) Employment Agreement between Hillsborough
                              Savings Bank, Inc., SSB and D. Tyson
                              Clayton, incorporated herein by reference to
                              Exhibit 10.2 of the Company's Registration
                              Statement on Form S-1 (No. 33-94512) filed on July 12, 1995 and amended on September 27, 1995 and October 6, 1995

          Exhibit (10)(ii)(d) Employment Agreement between Hillsborough
                              Savings Bank, Inc., SSB and Peggy S. Walker, incorporated herein by reference to Exhibit
                              10.2 of the Company's Registration Statement on Form S-1 (No. 33-94512) filed on July 12, 1995 and amended on September 27, 1995 and October 6, 1995

          Exhibit (10)(ii)(e) Employment Agreement between Hillsborough
                              Savings Bank, Inc., SSB and Gina B. Riggins, incorporated herein by reference to Exhibit
                              10.2 of the Company's Registration Statement on Form S-1 (No. 33-94512) filed on July 12, 1995 and amended on September 27, 1995 and October 6, 1995

          Exhibit (10)(ii)(f) Employment Agreement between Hillsborough
                              Savings Bank, Inc., SSB and Robert L.
                              Pearson, incorporated herein by reference to
                              Exhibit 10.2 of the Company's Registration
                              Statement on Form S-1 (No. 33-94512) filed on July 12, 1995 and amended on September 27, 1995 and October 6, 1995

          Exhibit (11)        Statement Regarding Computation of Per Share
                              Earnings

          Exhibit (12)        Statement Regarding Computation of Ratios

          Exhibit (13)        1996 Annual Report to Security Holders

          Exhibit (27)        Financial Data Schedule

14(b) The Company filed no reports on Form 8-K during the last quarter of the fiscal year ended June 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PIEDMONT BANCORP, INC.


Date:     September 24, 1996  By:   /s/ D. Tyson Clayton
                                    ----------------------------------
                                    D. Tyson Clayton
                                    President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                              Title                      Date
- ---------                              -----                      ----

/s/ D. Tyson Clayton         President, Chief           September 24, 1996
- ---------------------------  Executive
D. Tyson Clayton             Officer and Director

/s/ Peggy S. Walker          Executive Vice             September 24, 1996
- ---------------------------  President, Secretary,
Peggy S. Walker              and Director

/s/ Gina B. Riggins          Vice President,            September 24, 1996
- ---------------------------  Treasurer, Principal
Gina B. Riggins              Financial Officer


/s/ M. Marion Clark          Director                   September 24, 1996
- ---------------------------
M. Marion Clark

/s/ Robert B. Nichols, Jr.   Director                   September 24, 1996
- ---------------------------
Robert B. Nichols, Jr.

/s/ Alfred L. Carr           Director                   September 24, 1996
- ---------------------------
Alfred L. Carr

                             Director                   September __, 1996
- ---------------------------
Everett H. Kennedy

/s/ Donald W. Pope           Director                   September 24, 1996
- ---------------------------
Donald W. Pope

/s/ James P. Ray             Director                   September 24, 1996
- ---------------------------
James P. Ray

/s/ William Larry Rogers     Director                   September 24, 1996
- ---------------------------
William Larry Rogers

                               INDEX TO EXHIBITS

                                                                      Sequential
Exhibit No.                     Description                            Page No.


(10)(ii)(a)  Piedmont Bancorp, Inc. Stock Option Plan

(10)(ii)(b)  Hillsborough Savings Bank, Inc., SSB Management
             Recognition Plan

(11)         Statement Regarding Computation of Per Share Earnings

(12)         Statement Regarding Computation of Ratios

(13)         1996 Annual Report to Security Holders

(27)         Financial Data Schedule