Form 10-K/A
period 1996-06-30
PIEDMONT BANCORP INC
filed 1996-10-31
CIK 948019

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                  FORM 10-K/A


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

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to
this Form 10-K/A.            [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. $ 41,605,850 common stock, no par value, based on the closing price of such
---------------------------------------------------------------------------
common stock on August 30, 1996.
--------------------------------

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

                                                      Net Book
                                                      Value of
Address                                               Property
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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There have been no reportable transactions during the two most recent fiscal years nor are any reportable transactions proposed as of the date of this Form 10-K/A. See also the section captioned "Proposal 1 - Election of
Directors - Certain Indebtedness and Transactions of Management" in the Proxy Statement, which section is incorporated herein by reference.


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

                                    PIEDMONT BANCORP, INC.


Date: October 12, 1996           By:   /s/ D. Tyson Clayton
                                    ----------------------------------
                                    D. Tyson Clayton
                                    President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                              Title                      Date
---------                              -----                      ----

/s/ D. Tyson Clayton         President, Chief           October 12, 1996
---------------------------  Executive
D. Tyson Clayton             Officer and Director

/s/ Peggy S. Walker          Executive Vice             October 12, 1996
---------------------------  President, Secretary,
Peggy S. Walker              and Director

/s/ Gina B. Riggins          Vice President,            October 12, 1996
---------------------------  Treasurer, Principal
Gina B. Riggins              Financial Officer

/s/ M. Marion Clark          Director                   October 12, 1996
---------------------------
M. Marion Clark

/s/ Robert B. Nichols, Jr.   Director                   October 12, 1996
---------------------------
Robert B. Nichols, Jr.

/s/ Alfred L. Carr           Director                   October 12, 1996
---------------------------
Alfred L. Carr

/s/ Everett H. Kennedy       Director                   October 12, 1996
---------------------------
Everett H. Kennedy

/s/ Donald W. Pope           Director                   October 12, 1996
---------------------------
Donald W. Pope

/s/ James P. Ray             Director                   October 12, 1996
---------------------------
James P. Ray

/s/ William Larry Rogers     Director                   October 12, 1996
---------------------------
William Larry Rogers

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