Form 10-Q
period 1996-09-30
PIEDMONT BANCORP INC
filed 1996-11-12
CIK 948019

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                             _____________________

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended
                              September 30, 1996
                             _____________________

                       Commission File Number 001-14070

                            PIEDMONT BANCORP, INC.
                           ------------------------
            (Exact Name of Registrant as Specified in its Charter)


           North Carolina                                 56-1936232
           --------------                                 ----------
  (State or Other Jurisdiction of                       (I.R.S. Employer
  Incorporation or Organization)                     Identification Number)

260 South Churton Street, Hillsborough, NC                   27278
------------------------------------------                   -----
 (Address of Principal Executive Offices)                  (Zip Code)

(Registrant's telephone number, including area code)     (919) 732-2143
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

                           [ X ]   Yes    [   ]   No

As of October 31, 1996, 2,750,800 shares of the registrant's common stock, no par value, were outstanding. The registrant has no other classes of securities outstanding.

This Form 10-Q report has 17 pages.

Part I. FINANCIAL INFORMATION
Item 1 - Financial Statements
-----------------------------

                     PIEDMONT BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CONDITION

                                                                         September 30,                June 30,
                                                                             1996                       1996
                                                                          (unaudited)                     *
                                                                        ---------------            --------------
                                                                        (in thousands, except shares outstanding)
                        Assets
                        ------
Cash                                                                    $         1,130            $          723
Interest-bearing deposits in other financial institutions                         2,386                     1,947
Investment securities:
  Available-for-sale                                                             26,081                    27,098
  Held-to-maturity                                                                3,515                     3,519
Loans receivable (net of allowance for loan losses of $629 and
  $608 at September 30, 1996 and June 30, 1996, respectively)                    94,488                    91,187
Federal Home Loan Bank stock, at cost                                               863                       863
Premises and equipment                                                            1,303                     1,324
Prepaid expenses and other assets                                                 2,301                     2,050
                                                                        ---------------            --------------
        Total assets                                                    $       132,067            $      128,711
                                                                        ===============            ==============


            Liabilities and Stockholders' Equity
            ------------------------------------
                         Liabilities
                         -----------

Deposits:
  Non-interest bearing                                                            2,186                     1,643
  Interest-bearing                                                               73,695                    71,718
                                                                        ---------------            --------------
                                                                                 75,881                    73,361
Advances from the Federal Home Loan Bank                                         17,250                    17,250
Accrued expenses and other liabilities                                            1,700                     1,050
                                                                        ---------------            --------------
    Total liabilities                                                            94,831                    91,661
                                                                        ---------------            --------------

                        Stockholders' Equity
                        --------------------

Common stock, no par value, 20,000,000 shares authorized;
  2,750,800 and 2,645,000 shares issued and outstanding at
  September 30, 1996 and June 30, 1996, respectively                             26,985                    25,398
Unearned ESOP shares                                                             (2,445)                   (2,552)
Unamortized deferred compensation                                                (1,561)                       -
Retained earnings, substantially restricted (note 6)                             14,661                    14,783
Unrealized holding losses on available-for-sale securities                         (404)                     (579)
                                                                        ---------------            --------------
    Total stockholders' equity                                                   37,236                    37,050
                                                                        ---------------            --------------
        Total liabilities and stockholders' equity                      $       132,067            $      128,711
                                                                        ===============            ==============


*Derived from audited financial statements

See accompanying notes to consolidated financial statements.

                     PIEDMONT BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CONDITION

                                                                                   Three Months Ended
                                                                                      September 30,
                                                                        -----------------------------------------
                                                                             1996                       1995
                                                                        ---------------            --------------
                                                                           (in thousands, except per share data)
Interest income:
  Interest on loans                                                     $         1,970            $        1,898
  Interest on deposits in other financial institutions                               16                        18
  Interest and dividends on investment securities:
    Taxable                                                                         323                       194
    Non-taxable                                                                     154                        27
                                                                        ---------------            --------------
        Total interest income                                                     2,463                     2,137
                                                                        ---------------            --------------
Interest expense:
  Interest on deposits                                                              859                       929
  Interest on borrowings                                                            252                       195
                                                                        ---------------            --------------
        Total interest expense                                                    1,111                     1,124
                                                                        ---------------            --------------
Net interest income                                                               1,352                     1,013
Provision for loan losses                                                            21                        30
                                                                        ---------------            --------------
        Net interest income after provision for loan losses                       1,331                       983
                                                                        ---------------            --------------
Other income:
  Customer service and other fees                                                    51                        43
  Mortgage loan servicing fees                                                       22                        25
  Gain (loss) on sale of investment securities                                      (26)                       -
  Other                                                                              55                        16
                                                                        ---------------            --------------
        Total other income                                                          102                        84
                                                                        ---------------            --------------
Other expenses:
  SAIF recapitalization assessment                                                  487                        -
  Compensation and fringe benefits (note 5)                                         416                       327
  Data and items processing                                                          62                        61
  Deposit insurance premiums                                                         45                        43
  Occupancy expense                                                                  30                        29
  Furniture and equipment expense                                                    30                        20
  Professional fees                                                                  31                        20
  Other                                                                             113                        73
                                                                        ---------------            --------------
        Total other expenses                                                      1,214                       573
                                                                        ---------------            --------------
        Income before income tax expense                                            219                       494
Income tax expense                                                                   36                       187
                                                                        ---------------            --------------
          Net income                                                    $           183            $          307
                                                                        ===============            ==============

Net income per share (note 2 and 7)                                     $          0.07                       N/A
                                                                        ===============

See accompanying notes to consolidated financial statements.

                     PIEDMONT BANCORP, INC. AND SUBSIDIARY
          STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY (unaudited)

                                                                                                          Unrealized
                                                                        Unearned  Unamortized               holding       Total
                                                    Shares     Common     ESOP      Deferred    Retained     gains    Stockholders'
                                                 Outstanding    Stock    Shares   Compensation  Earnings    (losses)     Equity
                                                 -----------  --------  --------  ------------  --------  ----------  -------------
                                                                                (dollars in thousands)
Balance at June 30, 1996                           2,645,000  $ 25,398  $ (2,552) $        -    $ 14,783  $     (579) $      37,050
  Net income                                             -         -         -             -         183         -              183
  Issuance of restricted stock                       105,800     1,587       -          (1,587)                                 -
  Release of ESOP shares                                 -         -         107           -         -           -              107
  Amortization of unearned compensation                                                     26                                   26
  Cash dividends declared                                -         -         -              -       (305)        -             (305)
  Change in unrealized holding gains (losses),
    net of income tax expense                            -         -         -              -        -          (122)          (122)
                                                 -----------  --------  --------  ------------  --------  ----------  -------------
Balance at September 30, 1996                      2,750,800  $ 26,985  $ (2,445) $     (1,561) $ 14,661  $     (701) $      36,939
                                                 ===========  ========  ========  ============  ========  ==========  =============

Balance at June 30, 1995                                 -    $    -    $    -    $        -    $ 13,624  $       22  $      13,646
  Net income                                             -         -         -             -         307          -             307
  Change in unrealized holding gains (losses),
    net of income tax expense                            -         -         -             -         -            34             34
                                                 -----------  --------  --------  ------------  --------  ----------  -------------
Balance at September 30, 1995                            -    $    -    $    -    $        -    $ 13,931  $       56  $      13,987
                                                 ===========  ========  ========  ============  ========  ==========  =============


See accompanying notes to consolidated financial statements.

                     PIEDMONT BANCORP, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                                      Three Months Ended
                                                                                                         September 30,
                                                                                                 ----------------------------
                                                                                                    1996              1995
                                                                                                 ----------        ----------
                                                                                                        (in thousands)
Operating activities:
  Net income                                                                                     $      183        $      307
  Adjustments to reconcile net income to net cash provided (used) by operating actitivites
    Depreciation                                                                                         24                23
    Net amortization (accretion)                                                                         39                24
    Provision for loan losses                                                                            21                30
    Net loss on sale of investments and mortgage-backed securities                                       26               -
    Release of ESOP shares                                                                              107               -
    Compensation earned under MRP                                                                        26               -
    Net decrease (increase) in mortgage loans held for sale                                               3             (1,883)
    Increase in other assets                                                                           (370)              (197)
    Increase in other liabilities                                                                       637                230
                                                                                                 ----------         ----------
        Net cash provided (used) by operating activities                                                696             (1,466)
                                                                                                 ----------         ----------
Investing activities:
  Net (increase) decrease in loans held for investment                                               (3,354)               109
  Principal collected on mortgage-backed securities                                                     164                151
  Purchases of investment securities classified as held-to-maturity                                     -                 (668)
  Proceeds from sales of investment securities classified as available-for-sale                       1,115                -
  Purchases of premises and equipment                                                                    (3)               (14)
                                                                                                 ----------         ----------
        Net cash used by investing activities                                                        (2,078)              (422)
                                                                                                 ----------         ----------
Financing activities:
  Net increase (decrease) in time deposits                                                              556               (870)
  Net increase in other deposits                                                                      1,964              1,949
  Proceeds from borrowings                                                                            5,000              4,000
  Repayments of borrowings                                                                           (5,000)            (3,500)
  Cash dividends paid to shareholders                                                                  (292)               -
                                                                                                 ----------         ----------
        Net cash provided by financing activities                                                     2,228              1,579
                                                                                                 ----------         ----------
        Increase (decrease) in cash and cash equivalents                                                846               (309)
Cash and cash equivalents at beginning of period                                                      2,670              3,136
                                                                                                 ----------         ----------
Cash and cash equivalents at end of period                                                       $    3,516         $    2,827
                                                                                                 ==========         ==========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                                                     $    1,113         $    1,126
                                                                                                 ==========         ==========
    Income taxes                                                                                 $       79         $      -
                                                                                                 ==========         ==========
Supplemental disclosure of noncash transactions:
  Unrealized gains on available-for-sale securities, net of deferred taxes of $113 and $22       $      175         $       34
                                                                                                 ==========         ==========
  Dividends declared but unpaid                                                                  $      305         $      _
                                                                                                 ==========         ==========

See accompanying notes to consolidated financial statements.

                     PIEDMONT BANCORP, INC. and SUBSIDIARY
                  Notes to Consolidated Financial Statements

1) Organization and Operations
   ---------------------------


   In December, 1995, pursuant to a Plan of Conversion approved by its members and regulators, Hillsborough Savings Bank, Inc., SSB (the "Bank") amended and restated its charter to effect its conversion from a North Carolina chartered mutual savings bank to a North Carolina chartered stock savings bank (the "Conversion") and became a wholly-owned subsidiary of Piedmont Bancorp, Inc., (the "Parent"), a holding company formed in connection with the Conversion. The Bank is primarily engaged in the business of obtaining savings deposits and providing loans to the general public. The principal activity of the Parent is ownership of the Bank.

2) Basis of Presentation
   ---------------------

   The consolidated financial statements include the accounts of Parent and the Bank, together referred to as "the Company". All significant intercompany transactions and balances are eliminated in consolidation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheets and the reported amounts of income and expenses for the period presented. Actual results could differ significantly from those estimates. In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of September 30, 1996 and for the three month periods ended September 30, 1996 and September 30, 1995 in conformity with generally accepted accounting principles. Operating results for the three month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1997.

3) Cash and Cash Equivalents
----------------------------

   For purposes of reporting cash flows, the Company considers cash and interest-bearing deposits in other financial institutions with original maturities of three months or less to be cash equivalents.

4) Adoption of Statement of Financial Accounting Standards ("SFAS")
   ----------------------------------------------------------------

   Effective July 1, 1995, as required, the Bank adopted the provisions of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan: Income Recognition and Disclosures". The adoption of SFAS 114 and SFAS 118 did not have a material impact on the Company's financial condition or results of operations.

                     PIEDMONT BANCORP, INC. and SUBSIDIARY
                  Notes to Consolidated Financial Statements


5) Employee and Director Benefit Plans
   -----------------------------------

   In conjunction with the mutual to stock conversion, the Bank's defined contribution retirement plan was terminated as of July 31, 1995. Funds were distributed in October 1995. There was no gain or loss upon the termination of the defined contribution retirement plan.

   The Company has an employee stock ownership plan ("ESOP") whereby an aggregate number of shares amounting to 211,600 were purchased for future allocation to employees. Contributions to the ESOP are made by the Bank on a discretionary basis, and are allocated among ESOP participants on the basis of relative compensation in the year of allocation. Benefits will vest in full upon five years of service with credit given for years of service prior to the conversion. The ESOP has been funded by a $40,000 cash contribution from the Bank in December 1995 and a loan from the Parent in the amount of $2,690,677. The loan is secured by shares of stock purchased by the ESOP and is not guaranteed by the Bank. Principal and interest payments on this loan are funded primarily from discretionary contributions by the Bank. Dividends, if any, paid on shares held by the ESOP may also be used to reduce the loan. At September 30, 1996, 24,702 shares were considered committed to be released to ESOP participants, and compensation expense of $107,000 associated with those shares was recorded during the quarter ended September 30, 1996. Dividends on unallocated shares are used by the ESOP to repay debt to the Parent and are not reported as dividends in the consolidated financial statements. Dividends on allocated shares are credited to the accounts of the participants and reported as dividends in the consolidated financial statements.

   The Bank has a management recognition plan ("MRP") which serves as a means of providing existing directors and employees of the Bank with an ownership interest in the Company. On August 29, 1996, restricted stock awards of 105,800 shares were made to 38 directors, officers, and employees of the Bank. The shares awarded under the MRP were issued from authorized but unissued shares of common stock at no cost to recipients. The shares granted vest at a rate of 20% each year on the anniversary of the initial award of shares so that the shares will be completely vested at the end of five years. Compensation expense of $26,000 associated with the MRP was recorded during the quarter ended September 30, 1996.

                     PIEDMONT BANCORP, INC. and SUBSIDIARY
                  Notes to Consolidated Financial Statements



6)  Regulatory Restrictions
    -----------------------

   At the time of conversion, the Bank established a liquidation account in an amount equal to its net worth at June 30, 1995. The liquidation account will be maintained for the benefit of eligible deposit account holders who continue to maintain their deposit accounts in the Bank after conversion. Only in the event of a complete liquidation will each eligible deposit account holder be entitled to receive a liquidation distribution from the liquidation account in the amount of the then current adjusted subaccount balance for deposit accounts then held before any liquidation distribution may be made with respect to common stock. Dividends paid subsequent to the conversion cannot be paid from this liquidation account.

   The Bank may not declare or pay a cash dividend on or repurchase any of its common stock if its net worth would thereby be reduced below either the aggregate amount then required for the liquidation account or the minimum regulatory capital requirements imposed by federal and state regulations. In addition, for a period of five years after the conversion, the Bank will be required, under existing North Carolina regulations, to obtain prior written approval of the Administrator before it can declare and pay a cash dividend on its capital stock in an amount in excess of one-half of the greater of (i) its net income for the most recent fiscal year, or (ii) the average of its net income after dividends for the most recent fiscal year and not more than two of the immediately preceding fiscal years, if applicable. As a result of this limitation, the Bank cannot pay a dividend in excess of $700,000 without the approval of the Administrator.


7) Earnings per Share
   ------------------

   Earnings per share has been computed based on net income and the weighted average number of shares outstanding, or 2,557,739 shares for the quarter ended September 30, 1996. For purposes of this computation, the number of shares purchased by the Bank's employee stock ownership plan which have not been allocated to participant accounts are not assumed to be outstanding. Earnings per share is not presented for the comparative quarter ended September 30, 1995 since that quarter was prior to the conversion period.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------
RESULTS OF OPERATIONS


COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Summary
-------
Net income for the three months ended September 30, 1996 was $183,000 compared to $307,000 for the three months ended September 30, 1995. Earnings for the quarter were adversely affected by a one-time FDIC special assessment to recapitalize the Savings Association Insurance Fund ("SAIF"). Net income before the non-recurring SAIF assessment totaled $496,000 on an after tax basis.

Net Interest Income
-------------------
Net interest income, the Company's primary source of earnings, continued its trend of growth. The table below shows that tax-equivalent net interest income increased by $411,000 to $1,435,000 for the quarter ended September 30, 1996 from $1,024,000 for the same period last year. Net interest income is analyzed on a tax-equivalent basis to adjust for the nontaxable status of income earned on certain investments such as municipal bonds.

                                                                  Three Months Ended September 30,
                              ------------------------------------------------------------------------------------------------------

                                                 1996                                                      1995
                              -------------------------------------------               --------------------------------------------
                                                               Average                                                  Average
                                Average                        Yield/                     Average                       Yield/
                                Balance        Interest        Rate (1)                   Balance       Interest        Rate (1)
                              -----------    ------------    ------------               ----------    ------------    ------------
Assets:
Interest-earning assets:
  Interest-bearing deposits      $  1,642        $   16          3.87%                    $  1,908        $   18          3.75%
  FHLB common stock                   897            16          7.08                          786            14          7.09
  Taxable investment
   securities                      17,715           298          6.73                       10,771           179          6.65
  Tax-exempt investment
   securities (2)                  13,182           246          7.46                        2,329            39          6.78
  Loans receivable                 93,110         1,970          8.45                       86,107         1,898          8.81
                                 --------        ------        -------                    --------        ------        -------
Total interest-earning assets     126,546         2,546          8.04                      101,901         2,148          8.42
                                                 ------        -------                                    ------        -------
Non-interest-earning assets         3,277                                                    2,923
                                 --------                                                 --------
     Total                       $129,823                                                 $104,824
                                 ========                                                 ========

Liabilities and Retained
 Earnings
Interest-bearing  liabilities:
  Deposit accounts               $ 72,231           859          4.72                      $74,833           929          4.94
  FHLB advances                    16,889           252          5.97                       12,893           195          6.05
                                 --------        ------        -------                     -------        ------        -------
Total interest-bearing
 liabilities                       89,120         1,111          4.96                       87,726         1,124          5.10
                                                 ------        -------                                    ------        -------
Non-interest-bearing
 liabilities                        3,241                                                    3,238
Stockholders' equity               37,462                                                   13,860
                                 --------                                                 --------
     Total                       $129,823                                                 $104,824
                                 ========                                                 ========
Net interest income and
 interest rate spread                            $1,435          3.08%                                    $1,024          3.32%
                                                 ======                                                   ======
Net interest-earning
 assets and net interest
 margin                          $ 37,426                        4.53%                    $ 14,175                        4.02%
                                 ========                                                 ========
Ratio of interest-earning
 assets to
 interest-bearing
 liabilities                                                   142.00%                                                  116.16%


(1) All information presented in this column is annualized with the exception of the ratio of interest-earning assets to interest bearing liabilities.
(2) Interest earned on tax-exempt investment securities has been adjusted to a tax-equivalent basis using the applicable federal and state rates of 34% and 7.75%, respectively, and reduced by the nondeductible portion of interest expense.

The increase in net interest income was primarily due to a higher level of average net interest-earning assets. Average investment securities increased by $17.8 million and average loans increased by $7.0 million over the same quarter last year. Growth in interest-earning assets was funded by proceeds of the stock conversion and growth in advances. Interest rate spread (on a tax-equivalent basis) declined to 3.08% for the quarter ended September 30, 1996 from 3.32% for the same quarter last year as the decline in the yield on interest-earning assets outpaced the decline in the cost of interest-bearing liabilities. Despite the decline in interest rate spread, net interest margin (on a tax-equivalent basis) increased to 4.53% for the quarter ended September 30, 1996 from 4.02% for the quarter ended September 30, 1995. While Conversion proceeds were invested at yields somewhat less than the weighted average yield on total interest-earning assets, those investments contributed to the increase in net interest margin.

Provision for Loan Losses
-------------------------
The provision for loan losses for the three months ended September 30, 1996 decreased by $9,000 to $21,000. The provision for loan losses is based on management's evaluation of the loan portfolio as discussed under "Financial Condition" below.

Other Income
------------
Other income increased $18,000 for the first three months of fiscal 1997 as compared to the same period of fiscal 1996. Principal components of the increase are: an $8,000 increase in customer service and other fees associated with the July 1, 1996 implementation of a new fee schedule for deposit-related services; and a $39,000 increase in "Other" which includes lower-of-cost-or-market recoveries on loans held-for-sale. These increases in other income were offset by net losses of $26,000 on the sale of investment securities which were recognized during the three months ended September 30, 1996.

Other Expenses
--------------
Total other expenses increased $641,000 or 112% during the three months ended
September 30, 1996 compared to the same period last year.   The $487,000 FDIC
special assessment for the recapitalization of the SAIF accounted for approximately 76% of the increase. The assessment was levied on all depository institutions with SAIF-insured deposits and was calculated as 65.7 basis points on assessable deposits as of March 31, 1995. It is anticipated that all SAIF-insured institutions, including the Bank, will see the benefit of a reduction in deposit insurance premiums beginning January 1, 1997.

Without the effect of the non-recurring SAIF assessment, other expenses totaled $727,000, an increase of $154,000 over the same quarter last year. Compensation and fringe benefits increased $89,000 or 27% primarily due to the establishment of the ESOP which provides a higher level of retirement benefits to employees than the previous retirement plan. Such retirement-related compensation expense totaled $111,000 and $13,000 for the three months ended September 30, 1996 and 1995, respectively. Also contributing to the increase in compensation expense was $26,000 of amortization of deferred compensation associated with the MRP. The remaining increase was due to increases in professional fees and other expenses.

Income Tax Expense
------------------
Income tax expense of $36,000 for the quarter ended September 30, 1996 reflects the decline in income before income tax expense.

FINANCIAL CONDITION

CHANGES IN FINANCIAL CONDITION
------------------------------

Total assets increased to $132.1 million at September 30, 1996 from $128.7 million at June 30, 1996. The $3.4 million increase in assets resulted primarily from growth in loans. Loan growth was funded largely with deposits which increased by $2.5 million to $75.9 million at September 30, 1996 from $73.4 million at June 30, 1996. $17.25 million of advances were outstanding at both September 30 and June 30, 1996.

Stockholders' equity increased from $37.0 million at June 30, 1996 to $37.2 million at September 30, 1996. On August 29, 1996, restricted stock awards of 105,800 shares were made to directors, officers, and employees under the Bank's management recognition plan. Such shares were issued from authorized but unissued shares at no cost to recipients. MRP shares are expected to be fully vested at the end of five years. The Company declared cash dividends of $305,000, or twelve cents per share, for the quarter ended September 30, 1996.

ASSET QUALITY
-------------

Nonperforming Assets
--------------------

Nonperforming assets include nonaccrual loans, restructured loans and real estate owned. The following table presents information on nonperforming assets and loans contractually past due but still accruing at September 30, 1996 and June 30, 1996

                                         September 30,         June 30,
                                              1996               1996
                                         -------------      -------------
                                                  (in thousands)

Total nonaccrual loans                        $    731           $    758
Total restructured loans                             -                  -
                                              --------           --------
     Total nonperforming loans                     731                758
                                              --------           --------
Real estate owned                                    -                  -
                                              --------           --------
Total nonperforming assets                    $    731           $    758
                                              ========           ========
Accruing loans, delinquent 90 days or more    $    268           $    302
                                              ========           ========
Nonperforming loans to total loans                0.77%              0.83%
Nonperforming assets to total assets              0.55%              0.59%
Total assets                                  $132,067           $128,711
Total loans, net                              $ 94,488           $ 91,187

There were no significant changes in nonperforming assets from June 30, 1996 to September 30, 1996. Management has reviewed the collateral for nonperforming loans and believes that collateral values related to such loans exceed the loan balances. Management has included this review among the factors considered in the evaluation of the allowance for possible loan losses.

At September 30, 1996, compared to June 30, 1996, the recorded investment in loans that are considered to be impaired under SFAS No. 114 remained at $826,000, comprised of two loans. One of the loans totaling $457,000 was in non-accrual status at both September 30, 1996 and June 30, 1996. There was no related allowance for credit losses associated with these loans as determined in accordance with SFAS No. 114.

Provision and Allowance for Loan Losses
---------------------------------------

The following table summarizes the activity in the allowance for loan losses for the three months ended September 30, 1996 and 1995, respectively.

                                      Three months ended
                                        September 30,
                                      ------------------
                                       1996        1995
                                      ------      ------
Balance at the beginning of period     $ 608       $ 515
Provision for loan losses                 21          30
Recoveries                                -            1
Loans charged off                         -           -
                                       -----       -----
Balance at the end of period           $ 629       $ 546
                                       -----       -----

At September 30, 1996, the allowance for loan losses was 0.66% of total loans, compared to 0.66% of total loans at June 30, 1996 and 0.64% of total loans at September 30, 1995.

The levels of the provision and allowance for loan losses are based on management's ongoing evaluation of the risk characteristics of the loan portfolio considering current economic conditions, financial condition of borrowers, growth and composition of the loan portfolio, collateral values, the relationship of the allowance for loan losses to outstanding loans, the level of nonperforming loans that have been identified as potential problems, past and expected loss experience, results of the most recent regulatory examinations, and other factors deemed relevant by management.

Based on management's evaluation of the loan portfolio as described above, the fiscal 1997 provision for loan losses was less than the provision made during the corresponding period of fiscal 1996, largely due to slower growth in the loan portfolio and an improved level of the relationship of the allowance to outstanding loans.

LIQUIDITY AND INTEREST RATE RISK MANAGEMENT
-------------------------------------------
Liquidity is the ability to raise funds or convert assets to cash in order to meet customer and operating needs. The Company's primary sources of liquidity are its portfolio of investment securities available-for-sale, principal and interest payments on loans and mortgage-backed securities, interest income from investment securities, maturities of investment securities held-to-maturity, increases in deposits, and advances from the FHLB of Atlanta. At September 30, 1996, the Bank had $7,750,000 of credit available from the FHLB which would be collateralized by a blanket lien on qualifying loans secured by first mortgages on 1-4 family residences. Additional amounts may be made available under this blanket floating lien or by using investment securities as collateral. Management believes that it will have sufficient funds available to meet its anticipated future loan commitments as well as other liquidity needs.

Interest rate risk is the sensitivity of interest income and interest expense to changes in interest rates. Management has structured its assets and liabilities in an attempt to protect net interest income from large fluctuations associated
with changes in interest rates.   At September 30, 1996, the Company had a
cumulative one year asset-sensitive gap position of $2.0 million or 1.53% of interest-earning assets compared to a cumulative one year asset-sensitive gap position of $3.7 million or 2.95% of interest-earning assets at June 30, 1996. This generally indicates that net interest income would increase in a rising rate environment and would experience downward pressure in a declining rate environment.

It should be noted that these measures reflect the interest-sensitivity of the balance sheet as of a specific date and are not necessarily indicative of future results. Because of this and other limitations, management also monitors interest rate sensitivity through the use of a model which estimates the change in net portfolio value and net interest income in response to a range of assumed changes in market interest rates. Based on interest sensitivity measures as of September 30, 1996, management believes that its interest rate risk is at an acceptable level.

CAPITAL RESOURCES
-----------------
The Parent is regulated by the Board of Governors of the Federal Reserve System ("FRB") and is subject to securities registration and public reporting regulations of the Securities and Exchange Commission. The Bank is regulated by the Federal Deposit Insurance Corporation ("FDIC") and the Administrator, Savings Institutions Division, North Carolina Department of Commerce, (the "Administrator"). The Bank is subject to the capital requirements of the FDIC and the Administrator. The FDIC requires the Bank to maintain minimum ratios of Tier 1 capital to total risk-weighted assets and total capital to risk-weighted assets of 4% and 8%, respectively. Tier 1 capital consists of total shareholders' equity calculated in accordance with generally accepted accounting principles less intangible assets, and total capital is comprised of Tier 1 capital plus certain adjustments, the only one of which applicable to the Bank is the allowance for possible loan losses. Risk-weighted assets refer to the on- and off-balance sheet exposures of the Bank adjusted for their relative risk levels using formulas set forth in FDIC regulations. The Bank is also subject to a FDIC leverage capital requirement, which calls for a minimum ratio of Tier 1 capital (as defined above) to quarterly average total assets of 3% to 5%, depending on the institution's composite ratings as determined by its regulators. The Administrator requires a net worth equal to at least 5% of total assets.

At September 30, 1996, the Bank was in compliance with all of the aforementioned capital requirements.

CURRENT ACCOUNTING ISSUES

The FASB has issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in the circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating recoverability, if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount of the asset, an impairment loss is recognized. SFAS 121 also requires that certain long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. SFAS 121 applies prospectively for fiscal years beginning after December 15, 1995. As required, the Company adopted the provisions of this statement in the quarter ended September 30, 1996, but the impact of such adoption was immaterial.

The FASB has also issued SFAS No. 122, "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65," which provides guidance for the capitalization of originated as well as purchased mortgage servicing rights and the measurement of impairment of those rights. SFAS 122 requires that an entity recognize as separate assets the rights to service mortgage loans for others, however those servicing rights are acquired. SFAS 122 also requires that an entity assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. It should stratify its mortgage servicing rights based on one or more predominant risk characteristics of the underlying loans, and recognize impairment through a valuation allowance for each impaired stratum. SFAS 122 applies prospectively for fiscal years beginning after December 15, 1995. As required, the Company adopted the provisions of this statement in the quarter ended September 30, 1996, but the impact of such adoption was immaterial.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". The statement defines a fair value method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. It also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed in Accounting Principles Board Opinion Number 25 ("APB No. 25"), "Accounting for Stock Issued to Employees". SFAS No. 123 requires that an employers' financial statements include certain disclosures about stock-based compensation arrangements regardless of the method used to account for them. Entities electing to remain with the accounting in APB No. 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied. The disclosure requirements of the statement are effective for financial statements for fiscal years beginning after December 15, 1995, or for an earlier fiscal year for which this statement is initially adopted for recognizing compensation cost. Pro forma disclosures required for entities that elect to continue to measure compensation cost using APB No. 25 must include the effects of all awards granted in fiscal years that begin after December 15, 1994. Management anticipates that the adoption of the statement should have no material impact on its consolidated financial statements.

SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued in June 1996. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under the financial-components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. The financial-components approach focuses on the assets and liabilities that exist after the transfer. If a transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with pledge of collateral. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Management anticipates that the adoption of the statement should have no material impact on its consolidated financial statements.

PART II - OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS
None

ITEM 2.  CHANGES IN SECURITIES
Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5.  OTHER INFORMATION
Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits
None

(b) Reports on Form 8-K
None

                                  SIGNATURES
                                  ----------

Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized



Date:  November 7, 1996                       By:  /s/ D. Tyson Clayton
                                                   -----------------------
                                                           President


Date:  November 7, 1996                       By:  /s/ Gina B. Riggins
                                                   -----------------------
                                                   Vice President and principal
                                                         financial officer