Form 10-K/A
period 1996-06-30
PIEDMONT BANCORP INC
filed 1996-11-25
CIK 948019

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

                                    PIEDMONT BANCORP, INC.


Date: November 12, 1996           By:   /s/ D. Tyson Clayton
                                    ----------------------------------
                                    D. Tyson Clayton
                                    President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                              Title                      Date
---------                              -----                      ----

/s/ D. Tyson Clayton         President, Chief           November 12, 1996
---------------------------  Executive
D. Tyson Clayton             Officer and Director

/s/ Peggy S. Walker          Executive Vice             November 12, 1996
---------------------------  President, Secretary,
Peggy S. Walker              and Director

/s/ Gina B. Riggins          Vice President,            November 12, 1996
---------------------------  Treasurer, Principal
Gina B. Riggins              Financial Officer

/s/ M. Marion Clark          Director                   November 12, 1996
---------------------------
M. Marion Clark

/s/ Robert B. Nichols, Jr.   Director                   November 12, 1996
---------------------------
Robert B. Nichols, Jr.

/s/ Alfred L. Carr           Director                   November 12, 1996
---------------------------
Alfred L. Carr

/s/ Everett H. Kennedy       Director                   November 12, 1996
---------------------------
Everett H. Kennedy

/s/ Donald W. Pope           Director                   November 12, 1996
---------------------------
Donald W. Pope

/s/ James P. Ray             Director                   November 12, 1996
---------------------------
James P. Ray

/s/ William Larry Rogers     Director                   November 12, 1996
---------------------------
William Larry Rogers

                               INDEX TO EXHIBITS

                                                                      Sequential
Exhibit No.                     Description                            Page No.


(10)(ii)(a)  Piedmont Bancorp, Inc. Stock Option Plan*

(10)(ii)(b)  Hillsborough Savings Bank, Inc., SSB Management
             Recognition Plan*

(11)         Statement Regarding Computation of Per Share Earnings*

(12)         Statement Regarding Computation of Ratios*

(13)         1996 Annual Report to Security Holders

(27)         Financial Data Schedule*

*  Previously filed.