Form 10-Q
period 1996-12-31
PIEDMONT BANCORP INC
filed 1997-02-10
CIK 948019

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                             ---------------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                               December 31, 1996

                             ---------------------

                        Commission File Number 001-14070

                            PIEDMONT BANCORP, INC.
                      ----------------------------------
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

                           [ X ]   Yes    [    ]   No

As of January 31, 1997, 2,750,800 shares of the registrant's common stock, no par value, were outstanding. The registrant has no other classes of securities outstanding.

This Form 10-Q report has 21 pages.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------


                      PIEDMONT BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CONDITION (unaudited)


                                                                                       December 31,           June 30,
                                                                                          1996                  1996
                                                                                       (unaudited)               *
                                                                                  -------------------   ------------------
                                                                                 (in thousands, except shares outstanding)
                                     Assets
                                     -------
Cash                                                                                $           736        $          723
Interest-bearing deposits in other financial institutions                                     8,564                 1,947
Investment securities:
   Available-for-sale (cost:  $12,656 at December 31, 1996 and                               12,507                27,098
      $28,049 at June 30, 1996)
   Held-to-maturity (market value:  $3,533 at December 31, 1996 and                           3,510                 3,519
      $3,477 at June 30, 1996)
Loans receivable (net of allowance for loan losses of $715 and
   $608 at December 31, 1996 and June 30, 1996, respectively)                                95,877                91,187
Federal Home Loan Bank stock, at cost                                                           825                   863
Premises and equipment                                                                        1,230                 1,324
Prepaid expenses and other assets                                                             1,837                 2,050
                                                                                    ---------------        --------------
          Total assets                                                              $       125,086        $      128,711
                                                                                    ===============        ==============
                      Liabilities and Stockholders' Equity
                      ------------------------------------
                                   Liabilities
                                   -----------

Deposits :
   Non-interest bearing                                                                       1,883                 1,643
   Interest-bearing                                                                          79,069                71,718
                                                                                    ---------------        --------------
                                                                                             80,952                73,361
Advances from the Federal Home Loan Bank                                                     16,500                17,250
Other borrowings                                                                              7,000                     -
Accrued expenses and other liabilities                                                        1,003                 1,050
                                                                                    ---------------        --------------
     Total liabilities                                                                      105,455                91,661
                                                                                    ---------------        --------------

                              Stockholders' Equity
                              --------------------

Common stock, no par value, 20,000,000 shares authorized;
   2,750,800 and 2,645,000 shares issued and outstanding at
   December 31, 1996 and June 30, 1996, respectively                                          7,327                25,398
Unearned ESOP shares                                                                         (1,054)               (2,552)
Unamortized deferred compensation                                                            (1,481)                    -
Retained earnings, substantially restricted (note 6)                                         14,930                14,783
Unrealized holding losses on available-for-sale securities                                      (91)                 (579)
                                                                                    ---------------        --------------
      Total stockholders' equity                                                             19,631                37,050
                                                                                    ---------------        --------------
          Total liabilities and stockholders' equity                                $       125,086        $      128,711
                                                                                    ===============        ==============

* Derived from audited financial statements

See accompanying notes to consolidated financial statements.

                     PIEDMONT BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                                                                          Three Months Ended         Six Months Ended
                                                                              December 31,               December 31,
                                                                          -------------------        -------------------
                                                                             1996     1995               1996     1995
                                                                             ----     ----               ----     ----
                                                                                (in thousands, except per share data)
Interest income:
   Interest on loans                                                      $   2,004  $ 1,932         $   3,974  $ 3,830
   Interest on deposits in other financial institutions                          51      150                67      168
   Interest and dividends on investment securities:
      Taxable                                                                   275      237               598      431
      Non-taxable                                                               100       59               254       86
                                                                          ---------  -------         ---------  -------
            Total interest income                                             2,430    2,378             4,893    4,515
                                                                          ---------  -------         ---------  -------
Interest expense:
   Interest on deposits                                                         892      990             1,751    1,919
   Interest on borrowings                                                       256      201               508      396
                                                                          ---------  -------         ---------  -------
            Total interest expense                                            1,148    1,191             2,259    2,315
                                                                          ---------  -------         ---------  -------
Net interest income                                                           1,282    1,187             2,634    2,200
Provision for loan losses                                                       597       24               618       54
                                                                          ---------  -------         ---------  -------
            Net interest income after provision for loan losses                 685    1,163             2,016    2,146
                                                                          ---------  -------         ---------  -------
Other income:
   Customer service and other fees                                               48       45                99       88
   Mortgage loan servicing fees                                                  22       24                44       49
   Gain (loss) on sale of investment securities                                (106)     -                (132)     -
   Other                                                                         17       13                72       29
                                                                          ---------  -------         ---------  -------
            Total other income                                                  (19)      82                83      166
                                                                          ---------  -------         ---------  -------
Other expenses:
   Compensation and fringe benefits (note 5)                                  1,972      359             2,388      686
   SAIF recapitalization assessment                                             -        -                 487      -
   Data and items processing                                                     61       57               123      118
   Deposit insurance premiums                                                   -         44                45       87
   Occupancy expense                                                             31       32                61       61
   Furniture and equipment expense                                               32       23                62       43
   Professional fees                                                             39       31                70       51
   Other                                                                        126       76               239      149
                                                                          ---------  -------         ---------  -------
            Total other expenses                                              2,261      622             3,475    1,195
                                                                          ---------  -------         ---------  -------
            Income (loss) before income tax expense (benefit)                (1,595)     623            (1,376)   1,117
Income tax expense (benefit)                                                   (164)     219              (128)     406
                                                                          ---------  -------         ---------  -------

                  Net income (loss)                                       $  (1,431) $   404         $  (1,248) $   711
                                                                          =========  =======         =========  =======

Net income (loss) per share (notes 2 and 7)                               $   (0.54) $  0.05         $   (0.48) $  0.05
                                                                          =========  =======         =========  =======


See accompanying notes to consolidated financial statements.

                     PIEDMONT BANCORP, INC. AND SUBSIDIARY
          STATEMENT OF CONSOLIDATED STOCKHOLDERS' EQUITY (unaudited)



                                                                           Unearned  Unamortized            Unrealized    Total
                                                      Shares      Common     ESOP      Deferred    Retained  holding   Stockholders'
                                                   Outstanding    Stock     Shares   Compensation  Earnings  (losses)     Equity
                                                   -----------    -----     ------   ------------  --------  --------     ------
                                                                                 (dollars in thousands)
Balance at June 30, 1996                             2,645,000    25,398    (2,552)          -      14,783    (579)        37,050
      Net income (loss)                                    -         -         -             -      (1,248)    -           (1,248)
      Issuance of restricted stock                     105,800     1,587       -          (1,587)      -                      -
      Release of ESOP shares                               -         105       1,498           -       -       -            1,603
      Amortization of unearned compensation                -         -         -             106       -       -              106
      Cash dividends                                       -     (19,763)      -             -       1,395     -          (18,368)
      Change in unrealized holding gains (losses),
         net of income tax expense                         -         -         -             -         -       488            488
                                                     --------- ---------  --------     ---------  --------  ------       --------
Balance at December 31, 1996                         2,750,800     7,327    (1,054)       (1,481)   14,930     (91)        19,631
                                                     ========= =========  ========     =========  ========  ======       ========




See accompanying notes to consolidated financial statements.

                     PIEDMONT BANCORP, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                                      Six Months Ended
                                                                                                        December 31,
                                                                                                  ------------------------
                                                                                                     1996          1995
                                                                                                     ----          ----
Operating activities:
   Net income                                                                                      $  (1,248)     $    711
   Adjustments to reconcile net income to net cash provided (used) by operating activities
         Depreciation                                                                                     47            45
         Net amortization (accretion)                                                                     50            51
         Provision for loan losses                                                                       618            54
         Net loss on sale of investments and mortgage-backed securities                                  132             -
         Release of ESOP shares                                                                        1,603            40
         Compensation earned under MRP                                                                   106             -
         Net decrease (increase) in mortgage loans held for sale                                          44        (1,905)
         Increase in other assets                                                                        (13)         (245)
         Increase (decrease) in other liabilities                                                        (22)            8
                                                                                                   ---------      --------
               Net cash provided (used) by operating activities                                        1,317        (1,241)
                                                                                                   ---------      --------
Investing activities:
   Net (increase) decrease in loans held for investment                                               (5,385)         (644)
   Principal collected on mortgage-backed securities                                                     348           314
   Purchases of investment securities classified as available-for-sale                                     -       (15,286)
   Purchases of investment securities classified as held-to-maturity                                       -        (1,422)
   Purchases of mortgage-backed securities classified as available-for-sale                           (1,576)            -
   Proceeds from sales of investment securities classified as available-for-sale                      12,645             -
   Proceeds from sales of mortgage-backed securities classified as available-for-sale                  3,847             -
   Proceeds from investment securities called by issuer                                                    -         3,250
   Purchases of premises and equipment                                                                   (13)          (15)
                                                                                                   ---------      --------
               Net cash provided (used) by investing activities                                        9,866       (13,803)
                                                                                                   ---------      --------
Financing activities:
   Net increase (decrease) in time deposits                                                            3,024        (4,464)
   Net increase in other deposits                                                                      4,567           864
   Proceeds from borrowings                                                                           16,000         4,500
   Repayments of borrowings                                                                           (9,750)       (6,000)
   Proceeds from issuance of no par common stock                                                           -        25,398
   Purchase of common stock for ESOP                                                                       -        (2,731)
   Cash dividends paid to shareholders                                                               (18,394)            -
                                                                                                   ---------      --------
               Net cash provided (used) by financing activities                                       (4,553)       17,567
                                                                                                   ---------      --------
               Increase (decrease) in cash and cash equivalents                                        6,630         2,523
Cash and cash equivalents at beginning of period                                                       2,670         3,136
                                                                                                   ---------      --------
Cash and cash equivalents at end of period                                                         $   9,300      $  5,659
                                                                                                   =========      ========
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest                                                                                     $   2,225      $  2,315
                                                                                                   =========      ========
      Income taxes                                                                                 $     330      $    421
                                                                                                   =========      ========
Supplemental disclosure of noncash transactions:
   Unrealized gains on available-for-sale securities,                                              $     488      $    108
      net of deferred taxes of $313 and $71                                                        =========      ========
   Dividends declared but unpaid                                                                   $     267      $      -
                                                                                                   =========      ========

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

2) Basis of Presentation
   ---------------------

   The consolidated financial statements include the accounts of Parent and the Bank, together referred to as "the Company". All significant intercompany transactions and balances are eliminated in consolidation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheets and the reported amounts of income and expenses for the period presented. Actual results could differ significantly from those estimates. In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of December 31, 1996 and for the three and six month periods ended December 31, 1996 and December 31, 1995 in conformity with generally accepted accounting principles. Operating results for the three and six month periods ended December 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1997.

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

   The Company has an employee stock ownership plan ("ESOP") whereby an aggregate number of shares amounting to 211,600 were purchased for future allocation to employees. Contributions to the ESOP are made by the Bank on a discretionary basis, and are allocated among ESOP participants on the basis of relative compensation in the year of allocation. Benefits will vest in full upon five years of service with credit given for years of service prior to the conversion. The ESOP was funded by a $40,000 cash contribution from the Bank in December 1995 and a loan from the Parent in the amount of $2,690,677. The loan is secured by shares of stock purchased by the ESOP and is not guaranteed by the Bank. Principal and interest payments on this loan are funded primarily from discretionary contributions by the Bank. Dividends, if any, paid on shares held by the ESOP may also be used to reduce the loan. Dividends on unallocated shares which are used to repay debt are not reported as dividends in the consolidated financial statements but rather are recorded as an element of compensation expense. Dividends on allocated shares are credited to the accounts of the participants and reported as dividends in the consolidated financial statements.

   At December 31, 1996, approximately 126,000 shares were released and allocated to ESOP participants, and compensation expense of $1,496,000 and $1,603,000 associated with those shares was recorded during the three and six month periods ended December 31, 1996. This significant release and allocation of shares under the ESOP was mainly attributable to the $7.00 special dividend paid on the Company's stock on December 6, 1996, and management's decision to use the dividends on unallocated shares to repay debt to the Parent.

   The Bank has a management recognition plan ("MRP") which serves as a means of providing existing directors and employees of the Bank with an ownership interest in the Company. On August 29, 1996, restricted stock awards of 105,800 shares were made to 38 directors, officers, and employees of the Bank. The shares awarded under the MRP were issued from authorized but unissued shares of common stock at no cost to recipients. The shares granted vest at a rate of 20% each year on the anniversary of the initial award of shares so that the shares will be completely vested at the end of five years. Compensation expense of $79,000 and $106,000 associated with the MRP was recorded during the three and six month periods ended December 31, 1996.

                     PIEDMONT BANCORP, INC. and SUBSIDIARY
                   Notes to Consolidated Financial Statements



6) Regulatory Restrictions
   -----------------------

   At the time of conversion, the Bank established a liquidation account in an amount equal to its net worth at June 30, 1995. The liquidation account will be maintained for the benefit of eligible deposit account holders who continue to maintain their deposit accounts in the Bank after conversion. Only in the event of a complete liquidation will each eligible deposit account holder be entitled to receive a liquidation distribution from the liquidation account in the amount of the current adjusted subaccount balance for deposit accounts then held before any liquidation distribution may be made with respect to common stock. Dividends paid subsequent to the conversion cannot be paid from this liquidation account.

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


7) Earnings per Share
   ------------------

   Earnings per share has been computed based on net income and the weighted average number of shares outstanding, or 2,653,254 and 2,605,496 shares, for the quarter and six months ended December 31, 1996, respectively. For purposes of this computation, the number of shares purchased by the Bank's employee stock ownership plan which have not been committed to be released to participant accounts are not assumed to be outstanding.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------
RESULTS OF OPERATIONS

Comparison of Results of Operations for the Six Months Ended December 31, 1996 and 1995

Summary
-------

On December 6, 1996, the Company paid a special cash dividend of $7.00 per share. Management's purpose for paying the dividend was to reduce excess capital and thereby improve future returns to shareholders. There were significant accounting effects associated with the special dividend payment which are apparent in the discussions which follow.

The Company recorded a net loss of $1,248,000 for the six months ended December 31, 1996. Earnings were adversely affected by a number of non-recurring items. For the six months ended December 31, 1996, the Company recorded $1,603,000 of compensation expense associated with the release and allocation of approximately 126,000 shares of common stock of the Parent to participants of the ESOP. This release and allocation of shares under the ESOP was mainly attributable to the $7.00 special dividend paid on the Parent's stock on December 6, 1996 and management's decision to use the special dividends paid on the unallocated shares of the Parent's common stock held by the ESOP to pre-pay the ESOP loan from the Parent to the ESOP. In addition, the Company recorded a provision for loan losses of $618,000 which resulted primarily from the charge off of approximately $510,000 in loans to a single borrower. Losses of $132,000 were recognized on the sale of investment securities which were sold to fund the special dividend. Finally, earnings for the year reflect the $487,000 FDIC special assessment to recapitalize the Savings Association Insurance Fund ("SAIF") which the Company recorded during the first quarter. Without these non-recurring items, net income for the six months period would have been approximately $815,000 or $0.32 per share compared to earnings of $711,000 for the same period last year.

Net Interest Income
-------------------

Net interest income, the Company's primary source of earnings, continued to be strong. The table below shows that tax-equivalent net interest income increased by $552,000 to $2,798,000 for the six months ended December 31, 1996 from $2,246,000 for the same period last year. Net interest income is analyzed on a tax-equivalent basis to adjust for the nontaxable status of income earned on certain investments such as municipal bonds.

The increase in net interest income was primarily due to a higher level of average net interest-earning assets. Average investment securities increased by $11.5 million and average loans increased by $7.5 million over the same period last year. Growth in interest-earning assets was funded by proceeds of the stock conversion and growth in advances. Interest rate spread (on a tax-equivalent basis) increased to 3.06% for the six months ended December 31, 1996 from 2.96% for the same period last year primarily due to an increase in the yield on interest-earning assets. Net interest margin (on a tax-equivalent basis) increased to 4.46% for the six months ended December 31, 1996 from 4.08% for the six months ended December 31, 1995, reflecting investment of conversion proceeds.


                                                          Six Months Ended December 31,
                                     ------------------------------------------------------------------------
                                                 1996                                      1995
                                     ------------------------------------    --------------------------------

                                                                 Average                            Average
                                     Average                     Yield/       Average                Yield/
                                     Balance     Interest         Rate (1)    Balance   Interest      Rate (1)
                                     -------     --------         ----        -------   --------      ----
Assets:
Interest-earning assets:
  Interest-bearing deposits          $  3,069     $     67        4.33%       $  6,802     $  168     4.91%
  FHLB common stock                       880           32        7.21             786         29     7.34
  Taxable investment
   securities                          16,286          566        6.95          12,006        402     6.70
  Tax-exempt investment
   securities (2)                      10,916          418        7.65           3,698        132     7.14
  Loans receivable                     94,422        3,974        8.40          86,878      3,830     8.80
                                     --------     --------     -------        --------     ------     ----
Total interest-earning assets         125,573        5,057        8.01         110,170      4,561     7.92
Non-interest-earning assets             3,006     --------     -------           3,099     ------     ----
                                     --------                                  --------
     Total                           $128,579                                  $113,269
                                     ========                                  ========

Liabilities and Stockholders'
 Equity
Interest-bearing
 liabilities:
  Deposit accounts                    $73.953        1,751        4.70        $ 79,728      1,919     4.77
  Borrowings                           16,731          508        6.07          12,987        396     6.10
                                     --------     --------     -------        --------     ------     ----
Total interest-bearing
 liabilities                           90,684        2,259        4.95          92,715      2,315     4.96
                                                  --------     -------                     ------     ----
Non-interest-bearing
 liabilities                            6,251                                    2,701
Stockholders' equity                   31,644                                   17,853
                                     --------                                 --------
     Total                           $128,579                                 $113,269
                                     ========                                 ========
Net interest income and
 interest rate spread                             $  2,798        3.06%                   $ 2,246     2.96%

Net interest-earning
 assets and net interest
 margin                              $ 34,889                     4.46%        $17,455                4.08%

Ratio of interest-earning
 assets to interest-bearing
 liabilities                                                    138.47%                             118.83%


(1) All information presented in this column is annualized with the exception of the ratio of interest-earning assets to interest bearing liabilities.

(2) Interest earned on tax-exempt investment securities has been adjusted to a tax-equivalent basis using the applicable federal and state rates of 34% and 7.75%, respectively, and reduced by the nondeductible portion of interest expense.



Provision for Loan Losses
-------------------------

The provision for loan losses for the six months ended December 31, 1996 totaled $618,000 compared to $54,000 for the same period last year. This unusually high provision resulted primarily from the charge off of approximately $510,000 of loans to a single borrower. No further charge offs related to this borrower are anticipated at this time. The provision for loan losses is based on management's evaluation of the loan portfolio as discussed under "Financial Condition" below.

Other Income
------------

Other income totaled $83,000 for the six months ended December 31, 1996 compared to $166,000 for the same period of fiscal 1996. The decrease is primarily attributable to $132,000 of net losses recorded in the current period on investment securities sold to fund the special dividend. No such losses were recorded during the same period last year. These losses were partially offset by an $11,000 increase in customer service and other fees associated with the July 1, 1996 implementation of a new fee schedule for deposit-related services; and a $43,000 increase in "Other" which includes lower-of-cost-or-market recoveries on loans held-for-sale.

Other Expenses
--------------

Other expenses totaled $3,475,000 for the six months ended December 31, 1996 compared to $1,195,000 for the same period last year. The significant increase was primarily attributable to two large non-recurring expenses. The Company recorded a total of $1,603,000 of compensation expense associated with the release and allocation of approximately 126,000 shares of common stock to ESOP participants as of December 31, 1996. Such a large release and allocation of shares was made possible by the $7.00 special dividend and management's decision to use the special dividends paid on unallocated ESOP shares to prepay the ESOP loan. Management considers approximately $1,428,000 of compensation expense associated with the release and allocation of approximately 103,000 shares to be attributable to the special dividend, and therefore considers this amount non-recurring. Management believes that acceleration of ESOP-related compensation expense will contribute to enhanced earnings for future periods.

The second non-recurring other expense is the $487,000 one-time FDIC special assessment for the recapitalization of the SAIF. The assessment was levied on all depository institutions with SAIF-insured deposits and was calculated as
65.7 basis points on assessable deposits as of March 31, 1995. The Bank received a $45,000 refund of premiums paid for the quarter ended December 31, 1996 and will see the benefit of a reduction in deposit insurance premiums beginning January 1, 1997.

Without the effect of the non-recurring SAIF assessment and the non-recurring portion of ESOP-related compensation expense, other expenses would have totaled $1,560,000, a $365,000 increase over prior year. Compensation and fringe benefits, excluding non-recurring items, increased by $274,000 to $960,000 compared to $686,000 for the six months ended December 31, 1995, primarily related to the ESOP and the MRP. The ESOP, which was established in conjunction with the Conversion, provides a higher level of retirement benefits to employees than the previous retirement plan. The recurring portion of ESOP-related compensation expense for the six months ended December 31, 1996 totaled $175,000 compared to $49,000 recorded for the same period last year. Also contributing to the increase in compensation expense was $106,000 of amortization of deferred compensation associated with the MRP implemented August 29, 1996.

The remaining increase in other expenses was due to increases in professional fees and other expenses. Included in the $90,000 increase in "Other" are increases in marketing expenses, shareholder reporting expenses, and franchise tax expenses. Franchise tax expenses are calculated based on equity which has increased significantly since the Conversion.


Income Tax Expense (Benefit)
----------------------------

The Company recorded an income tax benefit of $128,000 for the six months ended December 31, 1996. The tax benefit reflects the pre-tax loss and the fact that a significant portion of the ESOP-related compensation expense is not tax-deductible.

Summary
-------
For the quarter ended December 31, 1996, the Company recorded a net loss of $1,431,000 largely attributable to non-recurring items. $1,496,000 of compensation expense was recorded in association with the release and allocation of approximately 126,000 shares of common stock to ESOP participants discussed previously. In addition, a $597,000 provision for loan losses was recorded during the quarter which resulted primarily from the charge off of approximately $510,000 in loans to a single borrower. Finally, net losses of $106,000 were recognized on investments which were sold to assist in funding the special dividend paid on December 6, 1996. Without the effect of these non-recurring items, net income for the quarter would have totaled $319,000 compared to $404,000 for the same quarter last year.

Net Interest Income
-------------------

Net interest income, the Company's primary source of earnings, outpaced net interest income for the same quarter last year. The table below shows that tax-equivalent net interest income increased by $127,000 to $1,347,000 for the quarter ended December 31, 1996 from $1,220,000 for the same period last year. Net interest income is analyzed on a tax-equivalent basis to adjust for the nontaxable status of income earned on certain investments such as municipal bonds.

                                                         Three Months Ended  December 31,
                                  -------------------------------------------------------------------------
                                               1996                                    1995
                                  -----------------------------------      --------------------------------
                                                           Average                               Average
                                  Average                   Yield/          Average               Yield/
                                  Balance     Interest       Rate (1)       Balance   Interest     Rate (1)
                                  -------     --------       ----           -------   --------     ----
Assets:
Interest-earning assets:
  Interest-bearing deposits      $  4,495     $     51          4.50%      $ 11,695     $  150     5.10%
  FHLB common stock                   862           15          6.90            786         15     7.57
  Taxable investment
   securities                      14,857          260          7.00         13,237        222     6.71
  Tax-exempt investment
   securities (2)                   8,649          165          7.63          5,070         92     7.26
  Loans receivable                 95,735        2,004          8.36         87,648      1,932     8.80
                                 --------     --------       -------       --------     ------     ----
Total interest-earning
 assets                           124,598        2,495          8.00        118,436      2,411     8.13
                                              --------       -------       --------     ------     ----
Non-interest-earning assets         2,737                                     3,279
                                 --------                                  --------
     Total                       $127,335                                  $121,715
                                 ========                                  ========

Liabilities and Stockholders'
 Equity
Interest-bearing
 liabilities:
  Deposit accounts               $ 75,675          892          4.68       $ 84,623        990     4.65
  Borrowings                       16,572          256          6.18         13,082        201     6.15
                                 --------     --------       -------       --------     ------     ----
Total interest-bearing
 liabilities                       92,247        1,148          4.95         97,705      1,191     4.85
                                              --------       -------                    ------     ----
Non-interest-bearing
 liabilities                        9,262                                     2,164
Stockholders' equity               25,826                                    21,846
                                 --------                                  --------
     Total                       $127,335                                  $121,715
                                 ========                                  ========
Net interest income and
 interest rate spread                         $  1,347          3.05%                  $ 1,220     3.28%
                                              ========                                 =======
Net interest-earning
 assets and net interest
 margin                          $ 32,351                       4.32%       $20,731                4.12%
                                 ========                                  ========
Ratio of interest-earning                                     135.07%                            121.22%
 assets to
 interest-bearing
 liabilities


(1) All information presented in this column is annualized with the exception of the ratio of interest-earning assets to interest bearing liabilities.

(2) Interest earned on tax-exempt investment securities has been adjusted to a tax-equivalent basis using the applicable federal and state rates of 34% and 7.75%, respectively, and reduced by the nondeductible portion of interest expense.

The increase in net interest income was primarily due to a higher level of average net interest-earning assets. Average investment securities increased by $5.2 million while average loans increased by $8.1 million over the same quarter last year. Growth in interest-earning assets was funded by proceeds of the stock conversion and growth in advances. Interest rate spread (on a tax-equivalent basis) declined to 3.05% for the quarter ended December 31, 1996 from 3.28% for the same quarter last year due to both a decline in the yield on interest-earning assets and an increase in the cost of interest-bearing liabilities. The decline in yield on interest-earning assets is mainly attributable to a decline in the yield on loans from 8.80% for the quarter ended December 31, 1995 to 8.36% for the quarter ended December 31, 1996. The increase in the cost of interest-bearing liabilities reflects a high volume of escrow deposits held in conjunction with the Conversion at a rate of approximately 2.50% during the quarter ended December 31, 1995. Despite the decline in interest rate spread, net interest margin (on a tax-equivalent basis) increased to 4.32% for the quarter ended December 31, 1996 from 4.12% for the quarter ended December 31, 1995. Growth in loans and investment securities are the primary contributors to the increase.

Management anticipates that, in future quarters, net interest income will decline compared to levels recorded in recent quarters due to the liquidation of interest-earning assets to fund the $7.00 special dividend paid December 6, 1996.

Provision for Loan Losses
-------------------------

The provision for loan losses for the three months ended December 31, 1996 totaled $597,000 compared to $24,000 for the same period last year. This unusually high provision resulted primarily from the charge off of approximately $510,000 of loans to a single borrower. No further charge offs related to this borrower are anticipated at this time. The provision for loan losses is based on management's evaluation of the loan portfolio as discussed under "Financial Condition".

Other Income
------------

Other income totaled $(19,000) for the second quarter of fiscal 1997 compared to $82,000 for the same period of fiscal 1996. Included in other income for the current quarter is a $106,000 net loss on investments sold to assist in funding the special dividend. Without the effect of the non-recurring loss, other income would have totaled $87,000 which is 6% higher than the same period last year.

Other Expenses
--------------

Other expenses totaled $2,261,000 for the three months ended December 31, 1996
compared to $622,000 for the same period last year.   The significant increase
was largely attributable to the Company recording $1,496,000 of compensation expense associated with the release and allocation of approximately 126,000 shares of common stock to ESOP participants as of December 31, 1996. Such a large release and allocation of shares was made possible by the $7.00 special dividend and management's decision to use the special dividends paid on unallocated ESOP shares to prepay the ESOP loan. Management considers approximately $1,428,000 of compensation expense associated with the release and allocation of approximately 103,000 shares to be attributable to the special dividend, and therefore considers this portion of compensation expense to be non-recurring. Management believes that acceleration of ESOP-related compensation expense will contribute to enhanced earnings for future periods.

Without the effect of the non-recurring portion of ESOP-related compensation expense, other expenses would have totaled $833,000 for the quarter, a $211,000 increase over the same quarter last year. Compensation and fringe benefits, excluding non-recurring items, increased by $185,000 over the same quarter last year, primarily due to the ESOP and the MRP. The ESOP, which was established in conjunction with the Conversion, provides a higher level of retirement benefits to employees than the previous retirement plan. ESOP expenses, excluding the non-recurring portion, totaled $68,000 for the quarter ended December 31, 1996, an increase of $28,000 over the $40,000 recorded during the same quarter last year. Also contributing to the increase in compensation expense were $79,000 of amortization of deferred compensation associated with the MRP implemented August 29, 1996 and normal salary adjustments.

As a result of the BIF-SAIF legislation which required payment of the one-time SAIF assessment, the Bank received a $45,000 refund of deposit insurance premiums paid for the quarter ended December 31, 1996, effectively leaving no deposit insurance premium expense for the quarter. In addition, the Company will see the benefit of a reduction in deposit insurance premiums beginning January 1, 1997.

The remaining increase in other expenses was primarily due to an increase in "Other" expenses which include an increase in marketing expenses, shareholder reporting expenses, and franchise tax expenses. Franchise tax expenses are calculated based on equity which has increased significantly since the Conversion.

In an effort to operate in the most cost efficient manner, the Company closed its limited service branch located one mile from the home office on November 29, 1996. No losses were incurred, and all employees were transferred to the main office location.

Income Tax Expense (Benefit)
----------------------------

The Company recorded an income tax benefit of $164,000 for the quarter ended December 31, 1996. The tax benefit reflects the pre-tax loss and the fact that a significant portion of the ESOP-related compensation expense is not tax-deductible.


Financial Condition

CHANGES IN FINANCIAL CONDITION
------------------------------

Total assets decreased to $125.1 million at December 31, 1996 from $128.7 million at June 30, 1996. The $3.6 million decrease in assets resulted primarily from the sale of investment securities to fund the special dividend partially offset by growth in loans. Loan growth was funded largely with deposits which increased by $7.6 million to $81 million at December 31, 1996 from $73.4 million at June 30, 1996. The $7 million in other borrowings represents a short-term loan obtained by the Parent to assist in funding the special dividend. This borrowing was repaid on January 2, 1997 by way of a dividend from the Bank to the Parent.

Stockholders' equity decreased from $37.0 million at June 30, 1996 to $19.6 million at December 31, 1996, reflecting payment of the $7.00 special dividend on December 6, 1996. The decline in unearned ESOP shares reflects the release and allocation of approximately 126,000 shares of Company stock to ESOP participants as of December 31, 1996 discussed previously in this report. On August 29, 1996, restricted stock awards of 105,800 shares were made to directors, officers, and employees under the Bank's management recognition plan. Such shares were issued from authorized but unissued shares at no cost to recipients. MRP shares are expected to be fully vested at the end of five years.


ASSET QUALITY
-------------

Nonperforming Assets
--------------------
Nonperforming assets include nonaccrual loans, restructured loans and real estate owned. The following table presents information on nonperforming assets and loans contractually past due but still accruing at December 31, 1996 and June 30, 1996

                                              December 31,      June 30,
                                                  1996            1996
                                                  ----            ----
                                                     (in thousands)
Total nonaccrual loans                        $    773        $    758
Total restructured loans                             -               -
                                              --------        --------
     Total nonperforming loans                     773             758
                                              --------        --------
Real estate owned                                    -               -
                                              --------        --------
Total nonperforming assets                    $    773        $    758
                                              ========        ========

Accruing loans, delinquent 90 days or more    $    272        $    302
                                              ========        ========

Nonperforming loans to total loans                0.81%           0.83%
Nonperforming assets to total assets              0.62%           0.59%
Total assets                                  $ 125,056       $ 128,711
Total loans, net                              $  95,877       $  91,187

There were no significant changes in nonperforming assets outstanding from June 30, 1996 to December 31, 1996. Management has reviewed the collateral for nonperforming loans and believes that collateral values related to such loans exceed the loan balances. Management has included this review among the factors considered in the evaluation of the allowance for possible loan losses.

At December 31, 1996, the recorded investment in loans that are considered to be impaired under SFAS No. 114 increased to $942,000 (comprised of four loans) from $826,000 (comprised of two loans) at June 30, 1996. Management considers two loans to the borrower whose unsecured loans were charged off this quarter to be impaired, although those loans are secured by real estate. One of the four impaired loans totaling $457,000 was in non-accrual status at both December 31, 1996 and June 30, 1996. There was no related allowance for credit losses associated with these loans as determined in accordance with SFAS No. 114.

Provision and Allowance for Loan Losses
---------------------------------------

The following table summarizes the activity in the allowance for loan losses for the three and six months ended December 31, 1996 and 1995, respectively.

                                   Three months ended      Six months ended
                                      December 31,            December 31,
                                     -------------            -------------
                                   1996         1995       1996         1995
                                   ----         ----       ----         ----
Balance at the beginning of
 period                           $ 629         $ 546      $ 608        $ 515
Provision for loan losses           597            24        618           54
Recoveries                            1             -          1            1
Loans charged off                  (512)            -       (512)           -
                                  ------        -------    ------       ------
Balance at the end of period      $ 715         $ 570      $ 715        $ 570
                                  ------        -------    ------       ------

As previously discussed, the Company charged off $510,000 of unsecured loans to a single borrower during the quarter ended December 31, 1996. Management anticipates restructuring the charged off loans into a loan secured by real estate and believes prospects for collection of these loans to be good. Future collections, if any, would be considered in determining the magnitude of future provisions for loan losses. No further charge offs related to this borrower are anticipated at this time. Management and the board of directors believe that deficiencies associated with this type of loan relationship are limited to this one relationship, and have taken appropriate steps to prevent similar occurrences in the future.

At December 31, 1996, the allowance for loan losses was 0.74% of total loans, compared to 0.66% of total loans at June 30, 1996 and 0.65% of total loans at December 31, 1995.

The levels of the provision and allowance for loan losses are based on management's ongoing evaluation of the risk characteristics of the loan portfolio considering current economic conditions, financial condition of borrowers, growth and composition of the loan portfolio, collateral values, the relationship of the allowance for loan losses to outstanding loans, the level of nonperforming loans that have been identified as potential problems, past and expected loss experience, results of the most recent regulatory examinations, and other factors deemed relevant by management. Based on management's evaluation of the loan portfolio as described above, the Company recorded $618,000 provision for loan losses for the six months ended December 31, 1996 compared to $54,000 provision for the same period last year.

LIQUIDITY AND INTEREST RATE RISK MANAGEMENT
-------------------------------------------

Liquidity is the ability to raise funds or convert assets to cash in order to meet customer and operating needs. The Company's primary sources of liquidity are its portfolio of investment securities available-for-sale, principal and interest payments on loans and mortgage-backed securities, interest income from investment securities, maturities of investment securities held-to-maturity, increases in deposits, and advances from the FHLB of Atlanta. At December 31, 1996, the Bank had $8.5 million of credit available from the FHLB which would be collateralized by a blanket lien on qualifying loans secured by first mortgages on 1-4 family residences. Additional amounts may be made available under this blanket floating lien or by using investment securities as collateral. Management believes that it will have sufficient funds available to meet its anticipated future loan commitments as well as other liquidity needs.

Interest rate risk is the sensitivity of interest income and interest expense to changes in interest rates. Management structures the Company's assets and liabilities in an attempt to protect net interest income from large fluctuations
associated with changes in interest rates.   At December 31, 1996, the Company
had a cumulative one year liability-sensitive gap position of $6.9 million or 5.71% of interest-earning assets. A liability-sensitive gap position generally indicates that net interest income would increase in a declining rate environment and would experience downward pressure in a rising rate environment. The Company had a cumulative one year asset-sensitive gap position of $2.0 million or 1.53% of interest-earning assets at September 30, 1996 and cumulative one year asset-sensitive gap position of $3.7 million or 2.95% of interest-earning assets at June 30, 1996. The change in gap position is attributable to short-term funding arrangements for the special dividend paid in December and growth in short-term deposits. The Company will continue to actively manage its balance sheet in order protect net interest income from changes in interest rates.

It should be noted that these measures reflect the interest-sensitivity of the balance sheet as of a specific date and are not necessarily indicative of future results. Because of this and other limitations, management also monitors interest rate sensitivity through the use of a model which estimates the change in net portfolio value and net interest income in response to a range of assumed changes in market interest rates. Based on interest sensitivity measures as of December 31, 1996, management believes that its interest rate risk is at an acceptable level.

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

At December 31, 1996, the Bank was in compliance with all of the aforementioned capital requirements.

Current Accounting Issues

The FASB has issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in the circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating recoverability, if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount of the asset, an impairment loss is recognized. SFAS 121 also requires that certain long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. SFAS 121 applies prospectively for fiscal years beginning after December 15, 1995. As required, the Company adopted the provisions of this statement in the quarter ended September 30, 1996 with no impact to the consolidated financial statements.

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

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". The statement defines a fair value method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. It also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed in Accounting Principles Board Opinion Number 25 ("APB No. 25"), "Accounting for Stock Issued to Employees". SFAS No. 123 requires that an employers' financial statements include certain disclosures about stock-based compensation arrangements regardless of the method used to account for them. Entities electing to remain with the accounting in APB No. 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied. The disclosure requirements of the statement are effective for financial statements for fiscal years beginning after December 15, 1995, or for an earlier fiscal year for which this statement is initially adopted for recognizing compensation cost. Pro forma disclosures required for entities that elect to continue to measure compensation cost using APB No. 25 must include the effects of all awards granted in fiscal years that begin after December 15, 1994. Management intends to measure compensation cost using the provisions of APB No. 25; therefore, management anticipates that the adoption of the statement should have no material impact on its consolidated financial statements.

SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued in June 1996. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under the financial-components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. The financial-components approach focuses on the assets and liabilities that exist after the transfer. If a transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with pledge of collateral.
This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. In December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125, an amendment of FASB Statement No. 125." For repurchase agreements, dollar-roll, securities lending and similar transactions, SFAS No. 127 defers the effective date of SFAS No. 125 to transfers occurring after December 31, 1997. Earlier or retroactive adoption of either statement is not permitted.
Management anticipates that the adoption of the statement should have no material impact on its consolidated financial statements.

PART II - OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS
None

ITEM 2.  CHANGES IN SECURITIES
Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5.  OTHER INFORMATION
Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits
None

(b) Reports on Form 8-K

1. A report on Form 8-K dated January 30, 1997 was filed under Item 5 Other Events. The report described several non-recurring expenses and included the Company's press release issued on January 21, 1997 regarding these non-recurring items.

                                   SIGNATURES
                                  -----------

Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized



Date:     February 7, 1996      By:  /s/ D. Tyson Clayton
                                         -----------------
                                         President


Date:     February 7, 1996      By:  /s/ Gina B. Riggins
                                          ---------------
                                         Vice President and principal
                                           financial officer