Form 10-Q
period 1997-03-31
PIEDMONT BANCORP INC
filed 1997-05-08
CIK 948019

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                             _____________________

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                 March 31, 1997
                             _____________________

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

                           [ X ]   Yes    [    ]   No

As of May 6, 1997, 2,750,800 shares of the registrant's common stock, no par value, were outstanding. The registrant has no other classes of securities outstanding.

This Form 10-Q report has 22 pages.

Part I. FINANCIAL INFORMATION
Item 1 - Financial Statements

                      PIEDMONT BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CONDITION (unaudited)

                                                                                                      March 31,           June 30,
                                                                                                        1997                1996
                                                                                                     (unaudited)              *
                                                                                                      -------------    -------------

                                                                                                      (in thousands, except shares)
                                        Assets
                                        ------
Cash                                                                                                $     933             $     723
Interest-bearing deposits in other financial institutions                                               1,491                 1,947
Investment securities:
   Available-for-sale (cost:  $12,551 at March 31, 1997 and                                            12,197                27,098
      $28,049 at June 30, 1996)
   Held-to-maturity (market value:  $3,522 at March 31, 1997 and                                        3,506                 3,519
      $3,477 at June 30, 1996)
Loans receivable (net of allowance for loan losses of $772 and
   $608 at March 31, 1997 and June 30, 1996, respectively)                                             96,086                91,187
Federal Home Loan Bank stock, at cost                                                                     920                   863
Premises and equipment                                                                                  1,213                 1,324
Prepaid expenses and other assets                                                                       2,173                 2,050
                                                                                                    ---------             ---------
          Total assets                                                                              $ 118,519             $ 128,711
                                                                                                    =========             =========
                         Liabilities and Stockholders' Equity
                         ------------------------------------
                                     Liabilities
                                     -----------
Deposits :
   Non-interest bearing                                                                                 1,771                 1,643
   Interest-bearing                                                                                    80,149                71,718
                                                                                                    ---------             ---------
                                                                                                       81,920                73,361
Advances from the Federal Home Loan Bank                                                               15,500                17,250
Accrued expenses and other liabilities                                                                    999                 1,050
                                                                                                    ---------             ---------
     Total liabilities                                                                                 98,419                91,661
                                                                                                    ---------             ---------
                              Stockholders' Equity
                              --------------------
Common stock, no par value, 20,000,000 shares authorized;
   2,750,800 and 2,645,000 shares issued and outstanding at
   March 31, 1997 and June 30, 1996, respectively                                                       7,651                25,398
Unearned ESOP shares                                                                                   (1,007)               (2,552)

Unamortized deferred compensation                                                                      (1,345)                 --
Unallocated restricted stock                                                                              (21)                 --
Retained earnings, substantially restricted (note 6)                                                   15,037                14,783
Unrealized holding losses on available-for-sale securities                                               (215)                 (579)

                                                                                                    ---------             ---------
      Total stockholders' equity                                                                       20,100                37,050
                                                                                                    ---------             ---------

          Total liabilities and stockholders' equity                                                $ 118,519             $ 128,711
                                                                                                    =========             =========

* Derived from audited financial statements

See accompanying notes to consolidated financial statements.

                     PIEDMONT BANCORP, INC. AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                                                                                       Three Months Ended       Nine Months Ended
                                                                                            March 31,               March 31,
                                                                                       ------------------       -----------------
                                                                                        1997        1996        1997         1996
                                                                                        ----        ----        ----         ----
Interest income:
   Interest on loans                                                                 $ 2,013      $ 1,878      $ 5,987      $ 5,708
   Interest on deposits in other financial institutions                                   17           41           84          209
   Interest and dividends on investment securities:
      Taxable                                                                            219          322          817          753
      Non-taxable                                                                         49          122          303          208
                                                                                     -------      -------      -------      -------
            Total interest income                                                      2,298        2,363        7,191        6,878
                                                                                     -------      -------      -------      -------
Interest expense:
   Interest on deposits                                                                  914          852        2,665        2,771
   Interest on borrowings                                                                244          181          752          577
                                                                                     -------      -------      -------      -------
            Total interest expense                                                     1,158        1,033        3,417        3,348
                                                                                     -------      -------      -------      -------
Net interest income                                                                    1,140        1,330        3,774        3,530
Provision for loan losses                                                                 20           21          638           75
                                                                                     -------      -------      -------      -------
            Net interest income after provision for loan losses                        1,120        1,309        3,136        3,455
                                                                                     -------      -------      -------      -------
Other income:
   Customer service and other fees                                                        50           42          149          130
   Mortgage loan servicing fees                                                           21           22           65           71
   Gain (loss) on sale of investment securities                                         --           --           (132)        --
   Lower-of-cost or market adjustment on loans held-for-sale                             (18)          (6)          22           (6)
   Other                                                                                  17           21           49           50
                                                                                     -------      -------      -------      -------
            Total other income                                                            70           79          153          245
                                                                                     -------      -------      -------      -------
Other expenses:
   Compensation and fringe benefits (note 5)                                             374          348        2,762        1,034
   SAIF recapitalization assessment                                                     --           --            487         --
   Data and items processing                                                              63           63          186          181
   Deposit insurance premiums                                                             13           43           58          130
   Occupancy expense                                                                      25           30           86           91
   Furniture and equipment expense                                                        30           29           92           72
   Professional fees                                                                      28           31           98           82
   Other                                                                                  84           98          323          247
                                                                                     -------      -------      -------      -------
            Total other expenses                                                         617          642        4,092        1,837
                                                                                     -------      -------      -------      -------
            Income (loss) before income tax expense                                      573          746         (803)       1,863
Income tax expense                                                                       201          243           73          649
                                                                                     -------      -------      -------      -------
                  Net income (loss)                                                  $   372      $   503      $  (876)     $ 1,214
                                                                                     =======      =======      =======      =======

Net income (loss) per share (notes 2 and 7)                                          $  0.14      $  0.20      $ (0.33)     $  0.25
                                                                                     =======      =======      =======      =======

See accompanying notes to consolidated financial statements.

                      PIEDMONT BANCORP, INC. AND SUBSIDIARY
           STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY (unaudited)

                                                                                       Unearned    Unamortized     Unallocated
                                                               Shares       Common     ESOP        Deferred        Restricted
                                                             Outstanding      Stock    Shares      Compensation    Stock
                                                              -----------     -----    ------      ------------    -----
                         (dollars in thousands, except shares)
Balance at June 30, 1996                                        2,645,00    $25,398   $(2,552)     $  --           $  --
      Net income (loss)                                             --         --        --           --              --
      Issuance of restricted stock                               105,800      1,587      --         (1,587)           --
      Release of ESOP shares                                        --          105     1,545         --              --
      Amortization of unearned compensation                         --         --        --            161            --
      Forfeiture of restricted stock and related dividends          --          105      --            224            (224)
      Allocation of restricted stock                                --          (60)     --           (143)            203
      Tax benefit of dividends on restricted stock                  --          279      --           --              --
      Cash dividends                                                --      (19,763)     --           --              --
      Change in unrealized holding gains (losses),
         net of income tax                                          --         --        --           --              --
                                                               ---------    -------   -------      -------         -------
Balance at March 31, 1997                                      2,750,800    $ 7,651   $(1,007)     $(1,345)        $   (21)
                                                               =========    =======   =======      =======         =======

Balance at June 30, 1995                                            --      $  --     $  --        $  --           $  --
      Net income                                                    --         --        --           --              --
      Net proceeds from issuance of no par common stock        2,645,000     25,398      --           --              --
      Common stock acquired by ESOP                                 --         --      (2,731)        --              --
      Release of ESOP shares                                        --         --         105         --              --
      Cash dividends                                                --         --        --           --              --
      Change in unrealized holding gains (losses),
         net of income tax                                          --         --        --           --              --
                                                               ---------    -------   -------      -------         -------
Balance at March 31, 1996                                       2,645,00    $25,398   $(2,626)     $  --           $  --
                                                               =========    =======   =======      =======         =======
                                                                             Unrealized         Total
                                                             Retained      holding gains      Stockholders'
                                                             Earnings        (losses)           Equity
                                                             --------        -------            ------
Balance at June 30, 1996                                     $ 14,783         $   (579)         $ 37,050
      Net income (loss)                                          (876)            --                (876)
      Issuance of restricted stock                               --               --                --
      Release of ESOP shares                                     --               --               1,650
      Amortization of unearned compensation                      --               --                 161
      Forfeiture of restricted stock and related dividends          2             --                 107
      Allocation of restricted stock                             --               --                --
      Tax benefit of dividends on restricted stock               --               --                 279
      Cash dividends                                            1,128             --             (18,635)
      Change in unrealized holding gains (losses),
         net of income tax                                       --                364               364
                                                             --------         --------          --------
Balance at March 31, 1997                                    $ 15,037         $   (215)         $ 20,100
                                                             ========         ========          ========

Balance at June 30, 1995                                     $ 13,624         $     22          $ 13,646
      Net income                                                1,214             --               1,214
      Net proceeds from issuance of no par common stock          --               --              25,398
      Common stock acquired by ESOP                              --               --              (2,731)
      Release of ESOP shares                                     --               --                 105
      Cash dividends                                             (244)            --                (244)
      Change in unrealized holding gains (losses),
         net of income tax                                       --               (224)             (224)
                                                             --------         --------          --------
Balance at March 31, 1996                                    $ 14,594         $   (202)         $ 37,164
                                                             ========         ========          ========

See accompanying notes to consolidated financial statements.

                     PIEDMONT BANCORP, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                                       Nine Months Ended
                                                                                                           March 31,
                                                                                                    ------------------------
                                                                                                       1997         1996
                                                                                                       ----         ----
Operating activities:
   Net income                                                                                      $   (876)    $  1,214
   Adjustments to reconcile net income to net cash provided (used) by operating activities
         Depreciation                                                                                    68           68
         Net amortization (accretion)                                                                    67          108
         Provision for loan losses                                                                      638           75
         Net loss on sale of investments and mortgage-backed securities                                 132         --
         Release of ESOP shares                                                                       1,650          105
         Compensation earned under MRP                                                                  161         --
         Net decrease (increase) in mortgage loans held for sale                                        287       (1,835)
         Increase in other assets                                                                       (68)        (467)
         Increase (decrease) in other liabilities                                                       (26)          19
                                                                                                   --------     --------
               Net cash provided (used) by operating activities                                       2,033         (713)
                                                                                                   --------     --------
Investing activities:
   Net (increase) decrease in loans held for investment                                              (5,846)      (2,186)
   Principal collected on mortgage-backed securities                                                    458          507
   Purchases of investment securities classified as available-for-sale                                 --        (19,992)
   Purchases of investment securities classified as held-to-maturity                                   --         (1,422)
   Purchases of mortgage-backed securities classified as available-for-sale                          (1,576)      (1,482)
   Proceeds from sales of investment securities classified as available-for-sale                     12,645         --
   Proceeds from sales of mortgage-backed securities classified as available-for-sale                 3,847         --
   Proceeds from investment securities called by issuer                                                --          4,500
   Purchases of premises and equipment                                                                  (17)         (32)
                                                                                                   --------     --------
               Net cash provided (used) by investing activities                                       9,511      (20,107)
                                                                                                   --------     --------
Financing activities:
   Net increase (decrease) in time deposits                                                           3,544       (4,608)
   Net increase in other deposits                                                                     5,015        1,155
   Proceeds from borrowings                                                                          11,000        8,250
   Repayments of borrowings                                                                         (12,750)      (7,500)
   Proceeds from issuance of no par common stock                                                       --         25,398
   Purchase of common stock for ESOP                                                                   --         (2,731)
   Cash dividends paid to shareholders                                                              (18,599)        (244)
                                                                                                   --------     --------
               Net cash provided (used) by financing activities                                     (11,790)      19,720
                                                                                                   --------     --------
               Increase (decrease) in cash and cash equivalents                                        (246)      (1,100)
Cash and cash equivalents at beginning of period                                                      2,670        3,136
                                                                                                   --------     --------
Cash and cash equivalents at end of period                                                         $  2,424     $  2,036
                                                                                                   ========     ========
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest                                                                                     $  3,386     $  3,351
                                                                                                   --------     --------
      Income taxes                                                                                 $    339     $    693
                                                                                                   ========     ========
Supplemental disclosure of noncash transactions:
   Unrealized gains (losses) on available-for-sale securities,
      net of deferred taxes of $234 and $(38)                                                      $    364     $   (224)
                                                                                                   ========     ========
   Dividends declared but unpaid                                                                   $    267       --
                                                                                                   ========     ========

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


2) Basis of Presentation
   ---------------------

   The consolidated financial statements include the accounts of the Parent and the Bank, together referred to as "the Company". All significant intercompany transactions and balances are eliminated in consolidation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheets and the reported amounts of income and expenses for the period presented. Actual results could differ significantly from those estimates. In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of March 31, 1997 and for the three and nine month periods ended March 31, 1997 and March 31, 1996 in conformity with generally accepted accounting principles. Operating results for the three and nine month periods ended March 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1997.


3) Cash and Cash Equivalents
   -------------------------

   For purposes of reporting cash flows, the Company considers cash and interest-bearing deposits in other financial institutions with original maturities of three months or less to be cash equivalents.


4) Adoption of Statements of Financial Accounting Standards ("SFAS")
   -----------------------------------------------------------------

   The FASB has issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in the circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating recoverability, if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount of the asset, an impairment loss is recognized. SFAS 121 also requires that certain long-lived assets and certain identifiable intangibles to be

                     PIEDMONT BANCORP, INC. and SUBSIDIARY
                   Notes to Consolidated Financial Statements


4) Adoption of Statements of Financial Accounting Standards ("SFAS"), continued
   ----------------------------------------------------------------------------

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

   At December 31, 1996, approximately 126,000 shares were released and allocated to ESOP participants. This significant release and allocation of shares under the ESOP was mainly due to the $7.00 special dividend paid on the Company's stock on December 6, 1996, and management's decision to use the dividends on unallocated shares to repay debt to the Parent.

                     PIEDMONT BANCORP, INC. and SUBSIDIARY
                   Notes to Consolidated Financial Statements


5) Employee and Director Benefit Plans, continued
   ----------------------------------------------

   The significant allocation resulted in larger than normal ESOP-related compensation expense during the second quarter of the fiscal year. Compensation expense related to the ESOP for the nine month period ended March 31, 1997 is $1,650,000. The decision by management to utilize the dividends to accelerate the repayment of ESOP related debt to the Parent is expected to result in lower ESOP-related compensation expense in future quarters. For the three month period ended March 31, 1997, ESOP-related compensation expense totaled $47,000.

   The Bank has a management recognition plan ("MRP") which serves as a means of providing existing directors and employees of the Bank with an ownership interest in the Company. On August 29, 1996, restricted stock awards of 105,800 shares were made to 38 directors, officers, and employees of the Bank. The shares awarded under the MRP were issued from authorized but unissued shares of common stock at no cost to recipients. The shares granted vest at a rate of 20% each year on the anniversary of the initial award of shares so that the shares will be completely vested at the end of five years. During the third quarter of fiscal 1997, three MRP participants forfeited a total of 14,914 restricted, non-vested shares of the Company's stock and $107,679 of dividends previously paid to the participants on those restricted shares. The Bank allocated 13,500 of the forfeited restricted shares to new MRP participants during the quarter ending March 31, 1997, leaving 1,414 restricted shares unallocated under the MRP. The dividends refunded to the Bank have been reflected as an addition to equity in the same ratio the dividends were originally paid to the former participants. Compensation expense of $55,000 and $161,000 associated with the MRP was recorded during the three and nine month periods ended March 31, 1997, respectively.

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

   The Bank may not declare or pay a cash dividend on or repurchase any of its common stock if its net worth would thereby be reduced below either the aggregate amount then required for the liquidation account or the minimum regulatory capital requirements imposed by federal and state regulations. In addition, for a period of five years after the conversion, the Bank will be required, under existing North Carolina regulations, to obtain prior written approval of the Administrator before it can declare and pay a cash dividend on its capital stock in an amount in

                     PIEDMONT BANCORP, INC. and SUBSIDIARY
                   Notes to Consolidated Financial Statements


6) Regulatory Restrictions, continued
   ----------------------------------

   excess of one-half of the greater of (i) its net income for the most recent fiscal year, or (ii) the average of its net income after dividends for the most recent fiscal year and not more than two of the immediately preceding fiscal years, if applicable. As a result of this limitation, the Bank cannot pay a dividend in excess of $700,000 without the approval of the Administrator.

   Management is not aware of any other trends, events, uncertainties, or current recommendations by regulatory authorities that will have or that are reasonably likely to have a material effect on the Company's liquidity, capital resources, or other operations.

7) Earnings per Share
   ------------------

   Earnings per share has been computed based on net income and the weighted average number of shares outstanding, or 2,670,386 and 2,627,126 shares, for the three and nine months ended March 31, 1997, respectively. For purposes of this computation, the number of shares purchased by the Bank's employee stock ownership plan which have not been committed to be released to participant accounts are not assumed to be outstanding.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------
RESULTS OF OPERATIONS

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 1997 AND 1996

Summary
-------

The Company recorded a net loss of $876,000 for the nine months ended March 31,1997. Earnings were primarily adversely affected by three non-recurring items which occurred in the previous two quarters of the fiscal year, including expenses associated with payment of the special dividend in December 1996, the FDIC special assessment to recapitalize the Savings Association Insurance Fund ("SAIF"), and the charge-off of unsecured loans to a single borrower. Without these non-recurring items, net income for the nine month period would have been approximately $1,187,000 or $0.46 per share compared to earnings of $1,214,000 for the same period last year.

Net Interest Income
-------------------

Net interest income, the Company's primary source of earnings, continued to be strong for the nine month period ended March 31, 1997. The table below shows that tax-equivalent net interest income increased by $305,000 to $3,968,000 for the nine months ended March 31, 1997 from $3,663,000 for the same period last year. Net interest income is analyzed on a tax-equivalent basis to adjust for the nontaxable status of income earned on certain investments such as municipal bonds.

The increase in net interest income was primarily due to a higher level of average net interest-earning assets. Average investment securities increased by $2.9 million and average loans increased by $8.0 million over the same period last year. Growth in interest-earning assets was funded by proceeds of the stock conversion and growth in advances. Interest rate spread (on a tax-equivalent basis) decreased to 3.13% for the nine months ended March 31, 1997 from 3.20% for the same period last year primarily due to a decrease in the yield on interest-earning assets. Net interest margin (on a tax-equivalent basis) increased to 4.33% for the nine months ended March 31, 1997 from 4.28% for the nine months ended March 31, 1996.



                                                                   Nine Months Ended March 31,
                             ------------------------------------------------------------------------------------------------------
                                                1997                                                   1996
                                          ----------------                                       ----------------
                                                               Average                                             Average
                                 Average                       Yield/                  Average                     Yield/
                                 Balance        Interest       Rate (1)                Balance      Interest       Rate (1)
                                --------        --------       --------                -------      --------       --------
Assets:
Interest-earning assets:
  Interest-bearing deposits      $  2,601     $     84         4.30%                   $  5,431     $  209         5.12%
  FHLB common stock                   886           48         7.22                         787         43         7.27
  Taxable investment
   securities                      15,235          769         6.73                      14,350        710         6.60
  Tax-exempt investment
   securities (2)                   8,271          497         8.02                       6,303        341         7.22
  Loans receivable                 95,167        5,987         8.39                      87,191      5,708         8.73
                                 --------     --------        -----                    --------     ------         ----
Total interest-earning
 assets                           122,160        7,385         8.06                     114,062      7,011         8.19
                                              --------        -----                                 ------         ----
Non-interest-earning assets         3,217                                                 2,575
                                 --------                                              --------
     Total                       $125,377                                              $116,637
                                 ========                                              ========

Liabilities and
 Stockholders' Equity:
Interest-bearing
 liabilities:
  Deposit accounts               $ 75,700        2,665         4.69                    $ 76,614      2,771         4.81
  Borrowings                       16,725          752         6.00                      12,629        577         6.09
                                 --------     --------      -------                   ---------     ------         ----
Total interest-bearing
 liabilities                       92,425        3,417         4.93                      89,243      3,348         4.99
                                              --------      -------                   ---------     ------         ----
Non-interest-bearing                5,214                                                 3,042
 liabilities

Stockholders' equity               27,738                                                24,352
                                 --------                                             ---------
     Total                       $125,377                                              $116,637
                                 ========                                             =========
Net interest income and
 interest rate spread                         $  3,968         3.13%                               $ 3,663         3.20%
                                              ========                                             =======
Net interest-earning
 assets and net interest
 margin                          $ 29,735                      4.33%                   $ 24,819                    4.28%
                                 ========                                              ========
Ratio of interest-earning
 assets to
 interest-bearing
 liabilities                                                 132.17%                                             127.81%

(1) All information presented in this column is annualized with the exception of the ratio of interest-earning assets to interest bearing liabilities.
(2) Interest earned on tax-exempt investment securities has been adjusted to a tax-equivalent basis using the applicable federal and state rates of 34% and 7.75%, respectively, and reduced by the nondeductible portion of interest expense.



Provision for Loan Losses
-------------------------
The provision for loan losses for the nine months ended March 31, 1997 totaled $638,000 compared to $75,000 for the same period last year. This unusually high provision resulted primarily from the charge off of approximately $510,000 of loans to a single borrower in December 1996. No further charge offs related to this borrower are anticipated at this time. The Company received approximately $41,000 of recoveries from this single borrower during the quarter ended March 31, 1997. The provision for loan losses is based on management's evaluation of the loan portfolio as discussed under "Financial Condition" below.


Other Income
------------
Other income totaled $153,000 for the nine months ended March 31, 1997 compared to $245,000 for the same period of fiscal 1996. The decrease is primarily attributable to $132,000 of net losses recorded in the first two quarters of the fiscal year on investment securities sold to fund the special dividend. No such losses were recorded during the same period last year. These losses were partially offset by a $19,000 increase in customer service and other fees associated with the July 1, 1996 implementation of a new fee schedule for deposit-related services; and a $28,000 increase in lower-of-cost or market net recoveries on loans held-for-sale.


Other Expenses
--------------
Other expenses totaled $4,092,000 for the nine months ended March 31, 1997 compared to $1,837,000 for the same period last year. The significant increase was primarily attributable to two large non-recurring expenses. For the nine months ended March 31, 1997, the Company recorded $1,650,000 of ESOP-related compensation expense, primarily associated with the release and allocation of approximately 126,000 shares of common stock of the Parent to participants of
the ESOP during the second quarter of fiscal 1997.   The special dividend paid
on the Parent's stock on December 6, 1996 and management's decision to use the special dividends paid on the unallocated shares of the Parent's common stock held by the ESOP to pre-pay the ESOP loan from the Parent to the ESOP caused a significant portion of that share release, approximately 103,000 shares. As a result, approximately $1,428,000 of the nine-month ESOP-related compensation expense is deemed to be non-recurring in nature. Management believes that acceleration of ESOP-related compensation expense will contribute to enhanced earnings for future periods.

The second non-recurring other expense is the $487,000 one-time FDIC special assessment for the recapitalization of the SAIF. The assessment was levied on all depository institutions with SAIF-insured deposits and was calculated as
65.7 basis points on assessable deposits as of March 31, 1995.

Without the effect of the non-recurring SAIF assessment and the non-recurring portion of ESOP-related compensation expense, other expenses would have totaled $2,177,000, a $340,000 increase over prior year. Compensation and fringe benefits, excluding non-recurring items, increased by $300,000 to $1,334,000 compared to $1,034,000 for the nine months ended March 31, 1996, primarily related to the ESOP and the MRP. The ESOP, which was established in conjunction with the Conversion, provides a higher level of retirement benefits to employees than the previous retirement plan. The recurring portion of ESOP-related compensation expense for the nine months ended March 31, 1997 totaled $222,000 compared to $105,000 recorded for the same period last year. Also contributing to the increase in compensation expense was $161,000 of amortization of deferred compensation associated with the MRP implemented August 29, 1996.

The remaining increase in other expenses was due to increases in professional fees and other expenses. Included in the $76,000 increase in "Other" are increases in marketing expenses, shareholder reporting expenses, and franchise tax expenses. These increased expenses are mitigated to a degree by a $72,000 reduction in FDIC-insurance premiums to $58,000 for the nine months ended March 31, 1997 from $130,000 for the same period last year. The Bank received a $45,000 refund of premiums paid for the quarter ended December 31, 1996 and deposit insurance premiums have decreased starting with the March 31, 1997 quarter. The reduced level of FDIC-insurance premiums is anticipated to continue into the future.


Income Tax Expense
------------------
The Company recorded income tax expense of $73,000 for the nine months ended March 31, 1997, compared to $649,000 for the same period last year. The decrease in tax expense reflects the pre-tax loss and the fact that a significant portion of the ESOP-related compensation expense is not tax-deductible.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996


Summary
-------
For the quarter ended March 31, 1997, the Company recorded net income of $372,000, compared to $503,000 for the same quarter last year. The $131,000 decrease in earnings is primarily attributable to a decrease in net interest income.


Net Interest Income
-------------------
As shown in the table below, tax-equivalent net interest income decreased $237,000 to $1,171,000 from $1,408,000 for the quarter ended March 31, 1996.
Net interest income is analyzed on a tax-equivalent basis to adjust for the nontaxable status of income earned on certain investments such as municipal bonds.

                                                                  Three Months Ended March 31,
                             ---------------------------------------------------------------------------------------------------
                                                  1997                                            1996
                                             -------------                                    ------------
                                                              Average                                          Average
                                 Average                      Yield/              Average                      Yield/
                                 Balance        Interest      Rate (1)            Balance        Interest      Rate(1)
                                 -------        --------      --------            -------        --------      -------
Assets:
Interest-earning assets:
  Interest-bearing deposits      $  1,666       $     17      4.14%               $  2,689       $   41        6.13%
  FHLB common stock                   897             16      7.23                     790           14        7.13
  Taxable investment
   securities                      12,133            203      6.69                  18,481          308        6.67
  Tax-exempt investment
   securities (2)                   3,983             80      8.08                  10,614          200        7.55
  Loans receivable                 96,657          2,013      8.35                  87,818        1,878        8.56
                                 --------       --------   -------                --------       ------        ----
Total interest-earning
 assets                           115,336          2,329      8.10                 120,392        2,441        8.12
                                                --------   -------                               ------        ----
Non-interest-earning assets         3,638                                            2,980
                                 --------                                         --------
     Total                       $118,974                                         $123,372
                                 ========                                         ========

Liabilities and
 Stockholders' Equity:
Interest-bearing
 liabilities:
  Deposit accounts               $ 79,217            914      4.68                $ 70,387          852        4.87
  Borrowings                       16,713            244      5.84                  11,912          181        6.08
                                 --------       --------   -------                --------       ------        ----
Total interest-bearing
 liabilities                       95,930          1,158      4.88                  82,299        1,033        5.04
                                                --------   -------                               ------        ----
Non-interest-bearing                3,116                                            3,722
 liabilities
Stockholders' equity               19,928                                           37,351
                                 --------                                         --------
     Total                       $118,974                                         $123,372
                                 ========                                         ========
Net interest income and
 interest rate spread                           $  1,171      3.22%                             $ 1,408        3.08%
                                                ========                                        =======
Net interest-earning
 assets and net interest
 margin                          $ 19,406                     4.06%               $38,093                      4.68%
                                 ========                                         =======
Ratio of interest-earning
 assets to
 interest-bearing
 liabilities                                                120.23%                                          146.29%

(1) All information presented in this column is annualized with the exception of the ratio of interest-earning assets to interest bearing liabilities.
(2) Interest earned on tax-exempt investment securities has been adjusted to a tax-equivalent basis using the applicable federal and state rates of 34% and 7.75%, respectively, and reduced by the nondeductible portion of interest expense.

The decrease in net interest income is primarily due to a lower level of average net interest-earning assets during the third quarter of fiscal 1997 compared to the same quarter last year. The decline in interest-earning assets is due to the sale of investment securities in order to pay the special dividend during the second quarter of the year. Average investment securities decreased by $13.0 million while average loans increased by $8.8 million over the same quarter last year. Interest rate spread (on a tax-equivalent basis) increased to 3.22% for the quarter ended March 31, 1997 from 3.08% for the same quarter last year due to a decline in the cost of interest-bearing liabilities. Despite the increase in interest rate spread, net interest margin (on a tax-equivalent basis) decreased to 4.06% for the quarter ended March 31, 1997 from 4.68% for the quarter ended March 31, 1996. Net interest margin for the third quarter of fiscal 1996 reflects return on conversion proceeds which were invested in loans and investment securities while net interest margin for the quarter ending March 31, 1997 reflects the liquidation of those interest-earning assets to fund the special dividend paid on December 6, 1996.


Provision for Loan Losses
-------------------------
The provision for loan losses for the three months ended March 31, 1997 totaled $20,000 compared to $21,000 for the same period last year. The provision for loan losses is based on management's evaluation of the loan portfolio as discussed under "Financial Condition".


Other Income
------------
Other income totaled $70,000 for the third quarter of fiscal 1997 compared to $79,000 for the same period of fiscal 1996. Included in other income for the current quarter is an $18,000 write-down of mortgage loans held for sale to
record them at the lower-of-cost or market.   This write-down is mitigated by an
increase in customer service and other fees of $8,000 from the prior year quarter resulting from the implementation of a new deposit-related fee structure in July 1996.


Other Expenses
--------------
Other expenses totaled $617,000 for the three months ended March 31, 1997 compared to $642,000 for the same period last year. The decrease is largely attributable to a $30,000 decrease in FDIC insurance premiums during the quarter which is a direct result of the recapitalization of the SAIF. The lower level of FDIC-insurance premiums is anticipated to continue in future quarters. These decreased expenses were mitigated to a degree by a $26,000 increase in compensation and fringe benefits compared to the same quarter last year. This increase is due to $55,000 of compensation expense related to the MRP, partially offset by a decrease in ESOP-related compensation expense of $18,000 from the same period last year due to fewer unallocated shares in the plan after release and allocation in December 1996.


Income Tax Expense
------------------
The Company recorded an income tax expense of $201,000 for the quarter ended March 31, 1997 for an effective tax rate of 35% compared to an effective tax rate of 33% for the prior year quarter.

FINANCIAL CONDITION


CHANGES IN FINANCIAL CONDITION
------------------------------

Total assets decreased to $118.5 million at March 31, 1997 from $128.7 million at June 30, 1996. While the sale of investment securities to fund the special dividend led to a $14.9 million decrease in investments, loans increased by $4.9 million. Loan growth was funded largely with deposits which increased by $8.6 million to $82 million at March 31, 1997 from $73.4 million at June 30, 1996.

Stockholders' equity decreased from $37.1 million at June 30, 1996 to $20.1 million at March 31, 1997, reflecting payment of the $7.00 special dividend on December 6, 1996. The decline in unearned ESOP shares primarily reflects the release and allocation of approximately 126,000 shares of Company stock to ESOP participants as of December 31, 1996 discussed previously in this report. On August 29, 1996, restricted stock awards of 105,800 shares were made to directors, officers, and employees under the Bank's management recognition plan. Such shares were issued from authorized but unissued shares at no cost to
recipients.   As discussed in note 5 of this report, during the third quarter of fiscal 1997, three MRP participants forfeited 14,914 restricted, non-vested shares of the Company's stock and $107,679 of dividends previously paid to the participants on those restricted shares. The Bank allocated 13,500 of the forfeited restricted shares to new MRP participants during the quarter ending March 31, 1997, leaving 1,414 restricted shares unallocated under the MRP. The dividends refunded to the Bank have been reflected as an addition to equity in the same ratio the dividends were originally paid to the former participants. MRP shares are expected to be fully vested at the end of five years from the date of issuance.


ASSET QUALITY
-------------

Nonperforming Assets
--------------------
Nonperforming assets include nonaccrual loans, restructured loans and real estate owned. The following table presents information on nonperforming assets and loans contractually past due but still accruing at March 31, 1997 and June 30, 1996
                                              March 31,        June 30,
                                                1997             1996
                                              ---------        --------
                                                    (in thousands)

Total nonaccrual loans                        $    793         $    758
Total restructured loans                             -                -
                                              --------         --------
     Total nonperforming loans                     793              758
                                              --------         --------
Real estate owned                                    -                -
                                              --------         --------
Total nonperforming assets                    $    793         $    758
                                              ========         ========

Accruing loans, delinquent 90 days or more    $    291         $    302
                                              ========         ========

Nonperforming loans to total loans                0.83%            0.83%
Nonperforming assets to total assets              0.67%            0.59%
Total assets                                  $118,519         $128,711
Total loans, net                              $ 96,086         $ 91,187

There were no significant changes in nonperforming assets outstanding from June 30, 1996 to March 31, 1997. Management has reviewed the collateral for nonperforming loans and believes that collateral values related to such loans exceed the loan balances. Management has included this review among the factors considered in the evaluation of the allowance for possible loan losses.

At March 31, 1997, the recorded investment in loans that are considered to be impaired under SFAS No. 114 increased to $949,000 (comprised of three loans) from $826,000 (comprised of two loans) at June 30, 1996. Impaired loans totaling $581,000 and $457,000 were in non-accrual status at March 31, 1997 and
June 30, 1996, respectively.   There was no related allowance for credit losses
associated with these loans as determined in accordance with SFAS No. 114. Approximately $142,000 and $124,000 of the Company's general allowance for loan losses relates to these impaired loans at March 31, 1997 and June 30, 1996, respectively.

Provision and Allowance for Loan Losses
---------------------------------------

The following table summarizes the activity in the allowance for loan losses for the three and nine months ended March 31, 1997 and 1996, respectively.


                                      Three months ended   Nine months ended
                                          March 31,            March 31,
                                          ---------            ---------
                                       1997     1996        1997     1996
                                      ------   ------      ------   ------

Balance at the beginning of period    $ 715    $ 570       $ 608    $ 515
Provision for loan losses                20       21         638       75
Recoveries                               41        -          42        1
Loans charged off                      (  4)       -        (516)       -
                                      -----    -----       -----    -----
Balance at the end of period          $ 772    $ 591       $ 772    $ 591
                                      -----    -----       -----    -----


As previously discussed, the Company charged off $510,000 of unsecured loans to a single borrower during the quarter ended December 31, 1996. Management restructured the charged off loans into a loan secured by real estate and believes prospects for collection of these loans to be good. Future collections, if any, would be considered in determining the magnitude of future provisions for loan losses. No further charge offs related to this borrower are anticipated at this time. Management and the board of directors believe that deficiencies associated with this type of lending are limited to this one relationship, and have taken appropriate steps to prevent similar occurrences in the future.

At March 31, 1997, the allowance for loan losses was 0.80% of total loans, compared to 0.66% of total loans at June 30, 1996 and 0.66% of total loans at March 31, 1996.

The levels of the provision and allowance for loan losses are based on management's ongoing evaluation of the risk characteristics of the loan portfolio considering current economic conditions, financial condition of borrowers, growth and composition of the loan portfolio, collateral values, the relationship of the allowance for loan losses to outstanding loans, the level of nonperforming loans that have been identified as potential problems, past and expected loss experience, results of the most recent regulatory examinations, and other factors deemed relevant by management. Management actively maintains a current loan watch list and knows of no other loans which are material and (1) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (2) represent material credits about which management has serious doubts as to the ability of such borrowers to comply with the loan repayment terms. Based on management's evaluation of the loan portfolio, as described above, the Company recorded a $638,000 provision for loan losses for the nine months ended March 31, 1997 compared to a $75,000 provision for the same period last year.


LIQUIDITY AND INTEREST RATE RISK MANAGEMENT
-------------------------------------------
Liquidity is the ability to raise funds or convert assets to cash in order to meet customer and operating needs. The Company's primary sources of liquidity are its portfolio of investment securities available-for-sale, principal and interest payments on loans and mortgage-backed securities, interest income from investment securities, maturities of investment securities held-to-maturity, increases in deposits, and advances from the FHLB of Atlanta. At March 31, 1997, the Bank had $9.5 million of credit available from the FHLB which would be collateralized by a blanket lien on qualifying loans secured by first mortgages on 1-4 family residences. Additional amounts may be made available under this blanket floating lien or by using investment securities as collateral. Management believes that it will have sufficient funds available to meet its anticipated future loan commitments as well as other liquidity needs.

Interest rate risk is the sensitivity of interest income and interest expense to changes in interest rates. Management structures the Company's assets and liabilities in an attempt to protect net interest income from large fluctuations
associated with changes in interest rates.   At March 31, 1997, the Company had
a cumulative one year liability-sensitive gap position of $8.0 million or 7.04% of interest-earning assets. A liability-sensitive gap position generally indicates that net interest income would increase in a declining rate environment and would experience downward pressure in a rising rate environment. The Company had a cumulative one year liability-sensitive gap position of $6.9 million or 5.71% of interest-earning assets at December 31, 1996 and cumulative one year asset-sensitive gap position of $3.7 million or 2.95% of interest-earning assets at June 30, 1996. The liability-sensitive gap position is primarily attributable to the growth of customer deposits with maturities of less than one year. The Company will continue to actively manage its balance sheet in order protect net interest income from changes in interest rates.

It should be noted that these measures reflect the interest-sensitivity of the balance sheet as of a specific date and are not necessarily indicative of future results. Because of this and other limitations, management also monitors interest rate sensitivity through the use of a model which estimates the change in net portfolio value and net interest income in response to a range of assumed changes in market interest rates. Based on interest sensitivity measures as of March 31, 1997, management believes that its interest rate risk is at an acceptable level.


CAPITAL RESOURCES
-----------------

The Parent is regulated by the Board of Governors of the Federal Reserve System ("FRB") and is subject to securities registration and public reporting regulations of the Securities and Exchange Commission. The Bank is regulated by the Federal Deposit Insurance Corporation ("FDIC") and the Administrator, Savings Institutions Division, North Carolina Department of Commerce, (the "Administrator"). The Bank is subject to the capital requirements of the FDIC and the Administrator. The FDIC requires the Bank to maintain minimum ratios of Tier 1 capital to total risk-weighted assets and total capital to risk-weighted assets of 4% and 8%, respectively. Tier 1 capital consists of total stockholders' equity calculated in accordance with generally accepted accounting principles less intangible assets, and total capital is comprised of Tier 1 capital plus certain adjustments, the only one applicable to the Bank is the allowance for possible loan losses. Risk-weighted assets refer to the on- and off-balance sheet exposures of the Bank adjusted for their relative risk levels using formulas set forth in FDIC regulations. The Bank is also subject to a FDIC leverage capital requirement, which calls for a minimum ratio of Tier 1 capital (as defined above) to quarterly average total assets of 3% to 5%, depending on the institution's composite ratings as determined by its regulators. The Administrator requires a net worth equal to at least 5% of total assets.

At March 31, 1997, the Bank was in compliance with all of the aforementioned capital requirements.


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

SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued in June 1996. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under the financial-components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. The financial-components approach focuses on the assets and liabilities that exist after the transfer. If a transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with pledge of collateral.
This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. In December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125, an amendment of FASB Statement No. 125." For repurchase agreements, dollar-roll, securities lending and similar transactions, SFAS No. 127 defers the effective date of SFAS No. 125 to transfers occurring after December 31, 1997. Earlier or retroactive adoption of either statement is not permitted.
Management
anticipates that the adoption of these statements should have no material impact on its consolidated financial statements.

SFAS No. 128, "Earnings per Share", established standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. This statement simplifies the standards for computing EPS previously found in APB Opinion No. 15, "Earnings per Share", and makes them comparable to international EPS standards. This Statement replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This statement provides specific guidance for the computation of basic and diluted EPS and supersedes Opinion 15, AICPA Accounting Interpretation 1-102 of Opinion 15, and other related accounting pronouncements. This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, with earlier application not permitted. Additionally, once adopted, restatement of all prior-period EPS data presented is required.

PART II - OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS
None

ITEM 2.  CHANGES IN SECURITIES
Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5.  OTHER INFORMATION
Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits
None

(b) Reports on Form 8-K
None

                                   SIGNATURES
                                  -----------

Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized



Date:  May 6, 1997                      By:  /s/ D. Tyson Clayton
                                             ---------------------
                                             President


Date:  May 6, 1997                      By:  /s/ Eric J. Schuppenhauer
                                             -------------------------
                                             Vice President and principal
                                             financial officer

                                   SIGNATURES
                                   ----------


Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized



Date:  May 6, 1997                      By:  ______________________________
                                                         President


Date:  May 6, 1997                      By:  ______________________________
                                              Vice President and principal
                                                    financial officer