Form 10-K
period 1997-06-30
PIEDMONT BANCORP INC
filed 1997-09-26
CIK 948019

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-K


                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                     For the fiscal year ended June 30, 1997

                         Commission file number 1-14070


                             PIEDMONT BANCORP, INC.
             (Exact name of registrant as specified in its charter)

              North Carolina                              56-1936232
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                   Identification No.)

 260 South Churton Street, P.O. Box 1000
       Hillsborough, North Carolina                          27278
 (Address of principal executive office)                   (Zip Code)

       Registrant's telephone number, including area code (919) 732-2143


           Securities Registered Pursuant to Section 12(g) of the Act:

                           Common Stock, No Par Value
                                (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days  Yes [ X ]  No  [   ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [   ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. $24,822,996 common stock, no par value, based on the closing price of such common stock on September 2, 1997.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 2,750,800 shares of common stock, no par value, outstanding at September 2, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report of Piedmont Bancorp, Inc. for the year ended June 30, 1997, are incorporated by reference into Part I, Part II and Part IV.

Portions of the Proxy Statement for the 1997 Annual Meeting of Shareholders of Piedmont Bancorp, Inc. to be held on November 12, 1997, are incorporated by reference into Part III.

                                     PART I


ITEM 1.           BUSINESS

General

         Piedmont Bancorp, Inc. (the "Parent") is a one-bank holding company whose principal business is the ownership and operation of Hillsborough Savings Bank, Inc., SSB (the "Bank") located in Hillsborough, North Carolina. The Parent was incorporated in July 1995 for the purpose of acquiring all of the common stock of the Bank in its recent mutual to stock conversion which was completed on December 7, 1995 (the "Conversion"). The Conversion occurred through the sale of 2,645,000 shares of Piedmont Bancorp, Inc. common stock (no par value). Total proceeds of $26,450,000 were reduced by Conversion expenses of $1,052,395. The Parent retained 50% of the net Conversion proceeds after deducting the proceeds of a loan to the Bank's Employee Stock Ownership Plan and paid the balance of $11,353,464 to the Bank in exchange for all of the common stock of the Bank issued in the Conversion.

         Hillsborough Savings Bank is a state-chartered stock savings bank originally organized under the laws of North Carolina in 1913. The Bank is headquartered in Hillsborough, North Carolina centrally located in its primary market of central and northern Orange County, North Carolina. The Bank is a community-oriented financial institution which offers a variety of financial services to meet the needs of the community it serves. The Bank is principally engaged in the business of attracting deposits from the general public and using those deposits to make one-to-four family residential real estate loans, loans secured by nonresidential real estate, home equity line of credit loans, and other loans and investments. At June 30, 1997, all of the loans in the Bank's portfolio which were secured by real estate were secured by properties located in North Carolina. Revenues are derived primarily from interest on loans. The Bank also receives interest income from investment securities, mortgage-backed securities, and interest-bearing deposit balances. The major expenses of the Bank are interest on deposits and borrowings and noninterest expenses such as salaries, employee benefits, federal deposit insurance premiums, data processing expenses, and occupancy expenses. The Bank conducts its business through its office in Hillsborough, North Carolina.

         Piedmont Bancorp, Inc. and its wholly-owned bank subsidiary, Hillsborough Savings Bank, Inc., SSB are collectively referred to as "the Company". For additional information regarding the Company's business, see the 1997 Annual Report to Security Holders and the accompanying financial statements.

Market Area and Competition

         The Company's primary market area consists of central and northern Orange County, North Carolina. Hillsborough is located approximately ten miles northwest of Durham, North Carolina and ten miles north of Chapel Hill, North Carolina. North Carolina's Research Triangle Park is located about 20 miles eastward between the cities of Chapel Hill, Durham and Raleigh. Chapel Hill and Durham are home to the University of North Carolina at Chapel Hill and Duke University, respectively. The economy of Orange County is significantly impacted by these universities and the employment opportunities they generate. However, the economy in Orange County is varied with employment spread among manufacturing, agricultural, retail and wholesale trade, government, services and utilities.

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

         Management believes that its image as "the hometown bank" gives it certain advantages over its local competition. The Company, its directors and employees actively participate in local civil affairs. Long-time employment of local personnel have enabled the Bank to establish and maintain long-term relationships with customers. The Bank offers quick local decisions and more flexible underwriting standards than the competition.

                           SUPERVISION AND REGULATION

Regulation of the Parent

         Bank holding companies and state savings banks are extensively regulated under both federal and state law. The following is a brief summary of certain statutes and rules and regulations that affect or will affect the Parent and the Bank. This summary is qualified in its entirety by reference to the particular statute and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of the Parent and the Bank. Supervision, regulation and examination of the Parent and the Bank by the regulatory agencies are intended primarily for the protection of depositors rather than shareholders of the Parent.

         General. The Parent was organized for the purpose of acquiring and holding all of the capital stock of the Bank. As a savings bank holding company subject to the Bank Holding Company Act of 1956, as amended ("BHCA"), the Parent is subject to certain regulations of the Federal Reserve. Under the BHCA, the Parent's activities and those of its subsidiaries are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity which the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The BHCA prohibits the Parent from acquiring direct or indirect control of more than 5% of the outstanding voting stock or substantially all of the assets of any bank or savings bank or merging or consolidating with another bank holding company or savings bank holding company without prior approval of the Federal Reserve.

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

         Similarly, Federal Reserve approval (or, in certain cases, non-disapproval) must be obtained prior to any person acquiring control of the Parent. Control is conclusively presumed to exist if, among other things, a person acquires more than 25% of any class of voting stock of the Parent or controls in any manner the election of a majority of the directors of the Parent. Control is presumed to exist if a person acquires more than 10% of any class of voting stock and the stock is registered under Section 12 of the Exchange Act or the acquiror will be the largest shareholder after the acquisition.

         There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance funds in the event the depository institution becomes in danger of default or in default. For example, under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("1991 Banking Law"), to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized or (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all acceptable capital standards as of the time the institution fails to comply with such capital restoration plan. Under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The Federal Reserve under the BHCA also has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

         In addition, the "cross-guarantee" provisions of the Federal Deposit Insurance Act, as amended ("FDIA") require insured depository institutions under common control to reimburse the FDIC for any loss suffered by either the Savings Association Insurance Fund (the "SAIF") or the Bank Insurance Fund (the "BIF") as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the SAIF or the BIF or both. The FDIC's claim for damages is superior to claims of stockholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

         The Parent must notify the Federal Reserve prior to repurchasing Common Stock in excess of 10% of its net worth during any twelve-month period.

         The Parent is also registered under the savings bank holding company laws of North Carolina. Accordingly, the Parent is also subject to regulation and supervision by the Administrator.

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

         Bank holding companies subject to the Federal Reserve's capital adequacy guidelines are required to comply with the Federal Reserve's risk-based capital regulations. Under these regulations, the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be "Tier I capital," principally consisting of common stockholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain goodwill items. The remainder ("Tier II capital") may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier I (leverage) capital ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a Tier I (leverage) capital ratio of at least 1% to 2% above the stated minimum.

         Dividend Limitations. In connection with the Conversion, the FDIC required the Company to agree that, during the first year after consummation of the Conversion, the Company would not pay any dividend or make any other distribution to its stockholders which represented, was characterized as or was treated for federal tax purposes as, a return of capital. In addition, the Parent must obtain Federal Reserve approval prior to repurchasing Common Stock for in excess of 10% of its net worth during any twelve-month period unless the Parent (i) both before and after the redemption satisfies capital requirements for "well capitalized" state member banks; (ii) received a one or two rating in its last examination; and (iii) is not the subject of any unresolved supervisory issues. The Parent is prohibited, under the North Carolina Business Corporation Act, from paying a dividend if such payment would (i) cause the Parent to be unable to pay its debts as they become due in the ordinary course of business or
(ii) reduce the Parent's total assets below the sum of the Parent's total liabilities plus any amounts which would be needed, if the Parent were to be dissolved at the time of distribution, to satisfy the preferential rights that are superior to holders of the Common Stock. Except as set forth in this paragraph, neither the Administrator nor the FDIC have promulgated any regulations specifically limiting the right of the Parent to pay dividends and repurchase shares. However, at the Administrator's request, the Company has provided prior notice to the Administrator of each dividend paid by the Company.

         The Parent's sources of income consist of dividends paid by the Bank to the Parent and income from investments. Following the payment of special dividends totalling $17.8 million in 1997, the Parent's income from investments was substantially reduced. Consequently, declarations of cash dividends by the Parent may depend upon dividend payments by the Bank to the Parent, which are subject to various restrictions. See " -- Regulation of the Bank -- Restrictions on Dividends and Other Capital Distributions."

         Capital Maintenance Agreement. In connection with the Administrator's approval of the Parent's application to acquire control of the Bank, the Parent was required to execute a Capital Maintenance Agreement whereby it has agreed to maintain the Bank's capital in an amount sufficient to enable the Bank to satisfy all regulatory capital requirements.

         Federal Securities Law. The Parent has registered its Common Stock with the SEC pursuant to Section 12(g) of the Exchange Act and will not deregister the Common Stock for a period of three years following the completion of the Conversion. As a result of such registration, the proxy and tender offer rules, insider trading reporting requirements, annual and periodic reporting and other requirements of the Exchange Act are applicable to the Parent.

         The registration under the Securities Act of the Offerings of the Common Stock does not cover the resale of such shares. Shares of the Common Stock purchased by persons who are not affiliates of the Parent may be resold without registration. Shares purchased by an affiliate of the Parent are subject to the resale provisions of Rule 144 under the Securities Act. So long as the Parent meets the current public information requirements of Rule 144 under the Securities Act, each affiliate of the Parent who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of certain other persons) will be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of the Parent or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks. Provision may be made in the future by the Parent to permit affiliates to have their shares registered for sale under the Securities Act under certain circumstances. There are currently no demand registration rights outstanding. However, in the event the Parent at some future time determines to issue additional shares from its authorized but unissued shares, the Parent might offer registration rights to certain of its affiliates who want to sell their shares.

Regulation of the Bank

         General. Federal and state legislation and regulation have significantly affected the operations of federally insured savings institutions and other federally regulated financial institutions in the past several years and have increased competition among savings institutions, commercial banks and other providers of financial services. In addition, federal legislation has imposed new limitations on investment authority, and higher insurance and examination assessments on savings institutions and has made other changes that may adversely affect the future operations and competitiveness of savings institutions with other financial institutions, including commercial banks and their holding companies. The operations of regulated depository institutions, including the Bank, will continue to be subject to changes in applicable statutes and regulations from time to time.

         The Bank is a North Carolina-chartered savings bank, is a member of the Federal Home Loan Bank ("FHLB") system, and its deposits are insured by the FDIC through the Savings Association Insurance Fund ("SAIF"). It is subject to examination and regulation by the FDIC and the Administrator and to regulations governing such matters as capital standards, mergers, establishment of branch offices, subsidiary investments and activities, and general investment authority. Generally, North Carolina-chartered savings banks whose deposits are insured by the SAIF are subject to restrictions with respect to activities and investments, transactions with affiliates and loans-to-one borrower similar to those applicable to SAIF-insured savings associations. Such examination and regulation is intended primarily for the protection of depositors and the federal deposit insurance funds.

         The Bank is subject to various regulations promulgated by the Federal Reserve including, without limitation, Regulation B (Equal Credit Opportunity), Regulation D (Reserves), Regulation E (Electronic Fund Transfers), Regulation O (Loans to Executive Officers, Directors and Principal Shareholders), Regulation Z (Truth in Lending), Regulation CC (Availability of Funds) and Regulation DD (Truth in Savings). As holders of loans secured by real property and as owners of real property, financial institutions, including the Bank, may be subject to potential liability under various statutes and regulations applicable to property owners generally, including statutes and regulations relating to the environmental condition of real property.

         The FDIC has extensive enforcement authority over North Carolina-chartered savings banks, including the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices.

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

         Transactions with Affiliates. Under current federal law, transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity that controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Sections 23A and 23 B (i) establish certain collateral requirements for loans to affiliates; (ii) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such savings institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (iii) require that all such transactions be on terms substantially the same, or at least as favorable to the savings institution or the subsidiary, as those provided to a nonaffiliate. The term "covered transaction" includes the making of loans or other extensions of credit to an affiliate, the purchase of assets from an affiliate, the purchase of, or an investment in, the securities of an affiliate, the acceptance of securities of an affiliate as collateral for a loan or extension of credit to any person, or issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

         Further, current federal law has extended to savings institutions the restrictions contained in Section 22(h) of the Federal Reserve Act with respect to loans to directors, executive officers and principal stockholders. Under
Section 22(h), loans to directors, executive officers and stockholders who own more than 10% of a savings institution and certain affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the savings institution's loans-to-one borrower limit as established by federal law (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers and stockholders who own more than 10% of a savings institution, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the savings institution. Any "interested" director may not participate in the voting. The Federal Reserve has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of unimpaired capital and unimpaired surplus (up to $500,000). Further, pursuant to Section 22(h) the Federal Reserve requires that loans to directors, executive officers, and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and not involve more than the normal risk of repayment or present other unfavorable features.

         Insurance of Deposit Accounts. The Bank's deposit accounts are insured by the FDIC under the SAIF to the maximum extent permitted by law. The Bank pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all SAIF-member institutions. Under applicable regulations, institutions are assigned to one of three capital groups that are based solely on the level of an institution's capital ("well capitalized," "adequately capitalized" or "undercapitalized"), which are defined in the same manner as the regulations establishing the prompt corrective action system discussed below. The matrix so created results in nine assessment risk classifications, with rates that, until September 30, 1996, ranged from 0.23% for well capitalized, financially sound institutions with only a few minor weaknesses to 0.31% for undercapitalized institutions that pose a substantial risk to the SAIF unless effective corrective action is taken.

         Pursuant to the Deposit Insurance Fund Act (the "DIF Act"), which was enacted on September 30, 1996, the FDIC imposed a special assessment on each depository institution with SAIF-assessable deposits which resulted in the SAIF achieving its designated reserve ratio. In connection therewith, the FDIC reduced the assessment schedule for SAIF members, effective January 1, 1997, to a range of 0% to 0.27%, with most institutions, including the Bank, paying 0%. This assessment schedule is the same as that for the BIF, which reached its designated reserve ratio in 1995. In addition, since January 1, 1997, SAIF members are charged an assessment of 0.065% of SAIF-assessable deposits for the purpose of paying interest on the obligations issued by the Financing
Corporation ("FICO") in the 1980s to help fund the thrift industry cleanup. BIF-assessable deposits will be charged an assessment to help pay interest on the FICO bonds at a rate of approximately 0.013% until the earlier of December 31, 1999 or the date upon which the last savings association ceases to exist, after which time the assessment will be the same for all insured deposits.

         The DIF Act provides for the merger of the BIF and the SAIF into the Deposit Insurance Fund on January 1, 1999, but only if no insured depository institution is a savings association on that date. The DIF Act contemplates the development of a common charter for all federally chartered depository institutions and the abolition of separate charters for national banks and federal savings associations. It is not known what form the common charter may take and what effect, if any, the adoption of a new charter would have on the operation of the Bank.

         The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances that could result in termination of the deposit insurance of the Bank.

         Community Reinvestment Act. The Bank, like other financial institutions, is subject to the Community Reinvestment Act, as amended ("CRA"). A purpose of this Act is to encourage financial institutions to help meet the credit needs of its entire community, including the needs of low- and moderate-income neighborhoods. A savings bank is evaluated and rated under three categories: a lending test, an investment test and a service test. For each of these three tests, the savings bank is given a rating of either "outstanding," "high satisfactory," "low satisfactory," "needs to improve" or "substantial non-compliance." A set of criteria for each rating is included in the regulation. If an institution disagrees with a particular rating, the institution has the burden of rebutting the presumption by clearly establishing that the quantative measures do not accurately present its actual performance, or that demographics, competitive conditions or economic or legal limitations peculiar to the service area should be considered. The ratings received under the three tests are used to determine the overall composite CRA rating or "outstanding," "satisfactory," "needs to improve" or "substantial non-compliance."

         During the Bank's last compliance examination, which was performed by the FDIC under the old CRA regulations in September 1995, the Bank received a "satisfactory" rating with respect to CRA compliance. The Bank's rating with respect to CRA compliance would be a factor to be considered by the Federal Reserve and FDIC in considering applications submitted by the Bank to acquire branches or to acquire or combine with other financial institutions and take other actions and could result in the denial of such applications.

         Capital Requirements. The FDIC requires the Bank to have a minimum leverage ratio of Tier I capital (principally consisting of common stockholders' equity, noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries, less certain intangible and goodwill items), to total assets of at least 3%; provided, however that all institutions, other than those
(i) receiving the highest rating during the examination process and (ii) not anticipating or experiencing any significant growth, are required to maintain a ratio of 1% or 2% above the stated minimum, with an absolute minimum leverage ratio of not less than 4%. The FDIC also requires the Bank to have a ratio of total capital to risk-weighted assets, including certain off-balance sheet activities, such as standby letters of credit, of at least 8%. At least half of the total capital is required to be Tier I capital. The remainder (Tier II capital) may consist of a limited amount of subordinated debt, certain hybrid capital instruments, other debt securities, certain types of preferred stock and a limited amount of general loan loss allowance.

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

         At June 30, 1997, the Bank complied with each of the capital requirements of the FDIC and the Administrator. For a description of the Bank's required and actual capital levels on June 30, 1997, see Note 8 captioned "Stockholders Equity" on page 33 of the 1997 Annual Report.

         Each federal banking agency was required by law to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk, and the risk of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multi-family mortgages. On August 2, 1995, the federal banking agencies issued a joint notice of adoption of final risk-based capital rules to take account of interest rate risk. The final regulation required an assessment of the need for additional capital on a case-by-case basis, considering both the level of measured exposure and qualitative risk factors. The final rule also stated an intent to, in the future, establish an explicit minimum capital charge for interest rate risk based on the level of a bank's measured interest rate risk exposure. The final regulation has not had a material impact on the Bank's capital requirements.

         Effective June 26, 1996, the federal banking agencies issued a joint policy statement announcing the agencies' election not to adopt a standardized measure and explicit capital charge for interest rate risk at that time. Rather, the policy statement (i) identifies the main elements of sound interest rate risk management, (ii) describes prudent principles and practices for each of those elements, and (iii) describes the critical factors affecting the agencies' evaluation of a bank's interest rate risk when making a determination of capital adequacy. The joint policy statement is not expected to have a material impact on the Bank's management of interest rate risk.

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

         Loans to One Borrower. The Bank is subject to the Administrator's loans-to-one-borrower limits. Under these limits, no loans and extensions of credit to any borrower outstanding at one time and not fully secured by readily marketable collateral shall exceed 15% of the net worth of the savings bank. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of net worth. These limits also authorize savings banks to make loans to one borrower, for any purpose, in an amount not to exceed $500,000. A savings institution also is authorized to make loans to one borrower to develop domestic residential housing units, not to exceed the lesser of $30 million, or 30% of the savings institution's net worth, provided that (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the savings institution is in compliance with its fully phased-in capital requirements; (iii) the loans comply with applicable loan-to-value requirements; (iv) the aggregate amount of loans made under this authority does not exceed 150% of net worth; and (v) the institution's regulator issues an order permitting the savings institution to use this higher limit. These limits also authorize a savings bank to make loans-to-one borrower to finance the sale of real property acquired in satisfaction of debts in an amount up to 50% of net worth.

         As of June 30, 1997, the largest aggregate amount of loans which the Bank had to any one borrower was $1.5 million. The Bank had no loans outstanding which management believes violate the applicable loans-to-one borrower limits.

         Federal Home Loan Bank System. The FHLB system provides a central credit facility for member institutions. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year, or 5% of its outstanding advances (borrowings) from the FHLB of Atlanta. On June 30, 1997, the Bank was in compliance with this requirement with an investment in FHLB of Atlanta stock of $920,000.

         Federal Reserve System. Federal Reserve regulations require savings banks, not otherwise exempt from the regulations, to maintain reserves against their transaction accounts (primarily negotiable order of withdrawal accounts) and certain nonpersonal time deposits. The reserve requirements are subject to adjustment by the Federal Reserve. As of June 30, 1997, the Bank was in compliance with the applicable reserve requirements of the Federal Reserve.

         Restrictions on Acquisitions. Federal law generally provides that no "person," acting directly or indirectly or through or in concert with one or more other persons, may acquire "control," as that term is defined in FDIC regulations, of a state savings bank without giving at least 60 days' written notice to the FDIC and providing the FDIC an opportunity to disapprove the proposed acquisition. Pursuant to regulations governing acquisitions of control, control of an insured institution is conclusively deemed to have been acquired, among other things, upon the acquisition of more than 25% of any class of voting stock. In addition, control is presumed to have been acquired, subject to rebuttal, upon the acquisition of more than 10% of any class of voting stock, and the issuer's securities are registered under Section 12 of the Exchange Act or the person would be the single largest shareholder. Such acquisitions of control may be disapproved if it is determined, among other things, that (i) the acquisition would substantially lessen competition; (ii) the financial condition of the acquiring person might jeopardize the financial stability of the savings bank or prejudice the interests of its depositors; or (iii) the competency, experience or integrity of the acquiring person or the proposed management personnel indicates that it would not be in the interest of the depositors or the public to permit the acquisition of control by such person.

         For three years following the Bank's conversion from mutual to stock form, North Carolina conversion regulations require the prior written approval of the Administrator before any person may directly or indirectly offer to acquire or acquire the beneficial ownership of more than 10% of any class of an equity security of the Bank. If any person were to so acquire the beneficial ownership of more than 10% of any class of any equity security without prior written approval, the securities beneficially owned in excess of 10% would not be counted as shares entitled to vote and would not be voted or counted as voting shares in connection with any matter submitted to stockholders for a vote. Approval is not required for (i) any offer with a view toward public resale made exclusively to the Bank or its underwriters or the selling group acting on its behalf or (ii) any offer to acquire or acquisition of beneficial ownership of more than 10% of the common stock of the Bank by a corporation whose ownership is or will be substantially the same as the ownership of the Bank, provided that the offer or acquisition is made more than one year following the consummation of the conversion. During the second and third years after the conversion, the Administrator may approve such an acquisition of more than 10% of beneficial ownership upon a finding that (i) the acquisition is necessary to protect the safety and soundness of the Holding Company and the Bank or the Boards of Directors of the Holding Company and the Bank support the acquisition and (iii) the acquiror is of good character and integrity and possesses satisfactory managerial skills, the acquiror will be a source of financial strength to the Holding Company and the Bank and the public interests will not be adversely affected.

         Liquidity. The Bank is subject to the Administrator's requirement that the ratio of liquid assets to total assets equal at least 10%. The computation of liquidity under North Carolina regulation allows the inclusion of mortgage-backed securities and investments which, in the judgment of the Administrator, have a readily marketable value, including investments with maturities in excess of five years. At June 30, 1997, the Bank's liquidity ratio, calculated in accordance with North Carolina regulations, was approximately 15%.

         Additional Limitations on Activities. Recent FDIC law and regulations generally provide that the Bank may not engage as principal in any type of activity, or in any activity in an amount, not permitted for national banks, or directly acquire or retain any equity investment of a type or in an amount not permitted for national banks. The FDIC has authority to grant exceptions from these prohibitions (other than with respect to non-service corporation equity investments) if it determines no significant risk to the insurance fund is posed by the amount of the investment or the activity to be engaged in and if the Bank is and continues to be in compliance with fully phased-in capital standards. National banks are generally not permitted to hold equity investments other than shares of service corporations and certain federal agency securities. Moreover, the activities in which service corporations for savings banks are permitted to engage are limited to those of service corporations for national banks.

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

         Prompt Corrective Regulatory Action. Federal law provides the federal banking agencies with broad powers to take corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." Under the FDIC regulations applicable to the Bank, an institution is considered "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier I risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" institution is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier I risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of an institution with the highest examination rating and which is not experiencing or anticipating significant growth). An institution is considered (A) "undercapitalized" if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier I risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (or 3% in the case of an institution with the highest examination rating and which is not experiencing or anticipating significant growth); (B) "significantly undercapitalized" if the institution has (i) a total risk-based capital ratio of less than 6%, or (ii) a Tier I risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3% and (C) "critically undercapitalized" if the institution has a ratio of tangible equity to total assets equal to or less than 2%.

         Interstate Banking. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), effective September 29, 1995, permits adequately capitalized bank and savings bank holding companies to acquire control of banks and savings banks in any state. The states may specifically permit interstate acquisitions prior to September 29, 1995, by enacting legislation that provides for such transactions. North Carolina adopted nationwide reciprocal interstate acquisition legislation in 1994.

         Such interstate acquisitions are subject to certain restrictions. States may require the bank or savings bank being acquired to have been in existence for a certain length of time but not in excess of five years. In addition, no bank or savings bank may acquire more than 10% of the insured deposits in the United States or more than 30% of the insured deposits in any one state, unless the state has specifically legislated a higher deposit cap. States are free to legislate stricter deposit caps.

         The Interstate Banking Act also provides for interstate branching, effective June 1, 1997, allowing interstate branching in all states, provided that a particular state has not specifically denied interstate branching by legislation prior to such time. Unlike interstate acquisitions, a state may deny interstate branching if it specifically elects to do so by June 1, 1997. States may choose to allow interstate branching prior to June 1, 1997 by opting-in to a group of states that permits these transactions. These states generally allow interstate branching via a merger of an out-of-state bank with an in-state bank, or on a de novo basis. North Carolina has enacted legislation permitting branching transactions.

         It is anticipated that the Interstate Banking Act will increase competition within the markets in which the Bank now operates, although the extent to which such competition will increase in such markets or the timing of such increase cannot be predicted.

         Restrictions on Dividends and Other Capital Distributions. A North Carolina-chartered stock savings bank may not declare or pay a cash dividend on, or repurchase any of, its capital stock if the effect of such transaction would be to reduce the net worth of the institution to an amount which is less than the minimum amount required by applicable federal and state regulations. See "--Capital Requirements." In addition, a North Carolina-chartered stock savings bank, for a period of five years after its conversion from mutual to stock form, must obtain the written approval from the Administrator before declaring or paying a cash dividend on its capital stock in an amount in excess of one-half of the greater of (i) the institution's net income for the most recent fiscal year end, or (ii) the average of the institution's net income after dividends for the most recent fiscal year end and not more than two of the immediately preceding fiscal year ends, if applicable. The Bank has obtained the Administrator's prior approval for each dividend paid by the Bank to the Parent. Under FDIC regulations, stock repurchases may be made by the savings bank only upon receipt of FDIC approval.

         Retained income at June 30, 1997, includes approximately $2.8 million for which no provision for federal income tax has been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Payment of dividends by the Bank out of this bad debt allocation would create taxable income equal to approximately 164% of the dividend for the Bank.

         At the time of the Conversion, the Bank established a liquidation account in an amount equal to its net worth at June 30, 1995. The liquidation account is maintained for the benefit of eligible deposit account holders who continue to maintain their deposit accounts in the Bank after the Conversion. Only in the event of a complete liquidation would each eligible deposit account holder be entitled to receive a liquidating distribution in the amount of the then current adjusted subaccount balance for the deposit accounts before any liquidation distribution may be made with respect to the Common Stock. Dividends paid by the Bank to the Parent cannot reduce the net worth of the Bank below the amount required for this liquidation account.

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

         Future Requirements. Statutes and regulations are regularly introduced which contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions. It cannot be predicted whether or what form any proposed statute or regulation will be adopted or the extent to which the business of the Company may be affected by such statute or regulation.

Subsidiaries

         The Bank is the only subsidiary of the Parent. The Bank has no subsidiaries.

Employees

         As of June 30, 1997, the Bank had 29 full-time employees and two part-time employees. The Bank provides its employees with basic and major medical insurance, life insurance, sick leave and vacation benefits. In addition, the Bank maintains a 401(k) retirement plan pursuant to which the Bank matches one-half of employees' contributions, with its contribution limited to 3% of each employee's salary.

         In connection with the Conversion, the Bank adopted an Employee Stock Ownership Plan (the "ESOP"), which provides benefits to employees of the Bank. Also, the directors, officers and employees of the Company participate in the Management Recognition Plan and the Stock Option Plan, under which 105,800 shares of restricted stock have been awarded and options to purchase 262,354 shares of Common Stock have been granted, respectively.

         Employees are not represented by any union or collective bargaining group, and the Company considers its employee relations to be good.

Federal Income Taxation

         Savings institutions such as the Bank are subject to the taxing provisions of the Internal Revenue Code of 1986, as amended (the "Code"), for corporations, as modified by certain provisions specifically applicable for financial or thrift institutions. Income is reported using the accrual method of accounting. The maximum corporate federal income tax rate is 35%.

         For fiscal years beginning prior to December 31, 1995, thrift institutions which qualified under certain definitional tests and other conditions of the Code were permitted certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans (generally loans secured by interests in real property improved or to be improved) under (i) a method based on a percentage of the institution's taxable income, as adjusted (the "percentage of taxable income method") or (ii) a method based on actual loss experience (the "experience method"). The reserve for nonqualifying loans was computed using the experience method.

         The percentage of taxable income method was limited to 8% of taxable income. This method could not raise the reserve to exceed 6% of qualifying real property loans at the end of the year. Moreover, the additions for qualifying real property loans, when added to nonqualifying loans, could not exceed 12% of the amount by which total deposits or withdrawable accounts exceed the sum of surplus, undivided profits and reserves at the beginning of the year. The experience method was the amount necessary to increase the balance of the reserve at the close of the year to the greater of (i) the amount which bore the same ratio to loans outstanding at the close of the year as the total net bad debts sustained during the current and five preceding years bore to the sum of the loans outstanding at the close of such six years or (ii) the balance in the reserve account at the close of the last taxable year beginning before 1988 (assuming that the loans outstanding have not declined since such date).

         In order to qualify for the percentage of income method, an institution had to have at least 60% of its assets as "qualifying assets" which generally included, cash, obligations of the United States government or an agency or instrumentality thereof or of a state or political subdivision, residential real estate-related loans, or loans secured by savings accounts and property used in the conduct of its business. In addition, it had to meet certain other supervisory tests and operate principally for the purpose of acquiring savings and investing in loans.

         As a result of changes in law, thrift institutions were required to change to either the reserve method or the specific charge-off method that applied to banks. Large thrift institutions, those generally exceeding $500 million in assets, had to convert to the specific charge-off method. In computing its bad debt reserve for federal income taxes, the Bank used the reserve method in fiscal years 1994, 1995, and 1996.

         Bad debt reserve balances in excess of the balance computed under the experience method or amounts maintained in a supplemental reserve built up prior to 1962 ("excess bad debt reserve") require inclusion in taxable income upon certain distributions to shareholders. Distributions in redemption or liquidation of stock or distributions with respect to its stock in excess of earnings and profits accumulated in years beginning after December 31, 1951, are treated as a distribution from the excess bad debt reserve. When such a distribution takes place and it is treated as from the excess bad debt reserve, the thrift is required to reduce its reserve by such amount and simultaneously recognize the amount as an item of taxable income increased by the amount of income tax imposed on the inclusion. Dividends not in excess of earnings and profits accumulated since December 31, 1951 will not require inclusion of part or all of the bad debt reserve in taxable income. The Bank has accumulated earnings and profits since December 31, 1951 and has an excess in its bad debt reserve. Distributions in excess of current and accumulated earnings and profits will increase taxable income. Net retained earnings at June 30, 1997 includes approximately $2.8 million for which no provision for federal income tax has been made.

         Legislation passed by the U.S. Congress and signed by the President in August 1996 contains a provision that repeals the percentage of taxable income method of accounting for thrift bad debt reserves for tax years beginning after December 31, 1995. The legislation will trigger bad debt reserve recapture for post-1987 excess reserves over a six-year period. At June 30, 1997, the Bank's post-1987 excess reserves amounted to approximately $281,000. A special provision suspends recapture of post-1987 excess reserves for up to two years if, during those years, the institution satisfies a "residential loan requirement." This requirement will be met if the principal amount of the institution's residential loans exceeds a base year amount, which is determined by reference to the average of the institution's residential loans during the six taxable years ending before January 1, 1996. However, notwithstanding this special provision, recapture must begin no later than the first taxable year beginning after December 31, 1997.

         The Bank may also be subject to the corporate alternative minimum tax ("AMT"). This tax is applicable only to the extent it exceeds the regular corporate income tax. The AMT is imposed at the rate of 20% of the corporation's alternative minimum taxable income ("AMTI") subject to applicable statutory exemptions. AMTI is calculated by adding certain tax preference items and making certain adjustments to the corporation's regular taxable income. Preference items and adjustments generally applicable to financial institutions include, but are not limited to, the following: (i) the excess of the bad debt deduction over the amount that would have been allowable on the basis of actual experience; (ii) interest on certain tax-exempt bonds issued after August 7, 1986; and (iii) 75% of the excess, if any, of a corporation's adjusted earnings and profits over its AMTI (as otherwise determined with certain adjustments). Net operating loss carryovers, subject to certain adjustments, may be utilized to offset up to 90% of the AMTI. Credit for AMT paid may be available in future years to reduce future regular federal income tax liability. The Bank has not been subject to the AMT in recent years.

         The Bank's federal income tax returns have not been audited in the last ten tax years.

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

         The North Carolina corporate tax rate dropped to 7.50% in 1997, and will drop to 7.25% in 1998, 7.00% in 1999 and 6.90% thereafter.

ITEM 2.           PROPERTIES

         At June 30, 1997, the Company conducted its business from its one office in Hillsborough, North Carolina. The following table sets forth certain information regarding the Company's property as of June 30, 1997. This property is owned by the Company.


                                                                   Net Book
                                                                   Value of
         Address                                                   Property
         -------                                                   --------

260 South Churton Street                                          $1,019,000
Hillsborough, North Carolina  27278

         In addition to the properties described above, the Company owns two additional office buildings located in Hillsborough, North Carolina, one at 112 North Churton Street (former branch location) and another directly adjacent to the North Churton Street building. These properties have net book values of $42,000 and $15,000, respectively, as of June 30, 1997 and were both used for rental office space. The total net book value of the Company's furniture, fixtures and equipment on June 30, 1997 was $186,000. The properties are considered by the Company's management to be in good condition.

ITEM 3.           LEGAL PROCEEDINGS

         In the opinion of management, the Company is not involved in any pending legal proceedings other than routine, non-material proceedings occurring in the ordinary course of business.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Company's stockholders during the quarter ended June 30, 1997.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

         The high and low stock price for the Company's common stock was $10.75 and $10.375, respectively, on September 2, 1997. The information required by this Item is set forth under the section captioned "Capital Stock" in the Company's 1997 Annual Report which is incorporated herein by reference.

ITEM 6.           SELECTED FINANCIAL DATA

         The information required by this Item is set forth in the table captioned "Five Year Summary" on the inside cover of the Company's 1997 Annual Report which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         See the information set forth under Item 1 above and the information set forth under the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operation" in the Company's 1997 Annual Report which section is incorporated herein by reference.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements of the Company and supplementary data set forth in the Company's 1997 Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There  were  no  changes  in  or  disagreements   with  accountants  on
accounting and financial disclosure during the fiscal year ended June 30, 1997 and the interim subsequent period.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item is set forth under the section captioned "Proposal 1 - Election of Directors" in the Proxy Statement for the 1997 Annual Meeting of Shareholders of Piedmont Bancorp, Inc. to be held on November 12, 1997 (the "Proxy Statement") and the section captioned "Compliance with Section 16(a) of the Exchange Act of 1934" in the Proxy Statement, which sections are incorporated herein by reference.

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

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         There have been no reportable transactions during the two most recent fiscal years nor are any reportable transactions proposed as of the date of this Form 10-K. [CONFIRM] See also the section captioned "Proposal 1 Election of Directors - Certain Indebtedness and Transactions of Management" in the Proxy Statement, which section is incorporated herein by reference.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                  ON FORM 8-K

14(a)1. Consolidated Financial Statements (contained in the Company's 1997 Annual Report attached hereto as Exhibit (13) and incorporated herein by reference)

                  (a)      Independent Auditors' Report

                  (b)      Consolidated  Balance  Sheets as of June 30, 1997 and
                           1996

                  (c) Consolidated Statements of Income for the Years Ended June 30, 1997, 1996 and 1995

                  (d) Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 1997, 1996
                           and 1995

                  (e) Consolidated Statements of Cash Flows for the Years Ended June 30, 1997, 1996 and 1995

                  (f)      Notes to Consolidated Financial Statements


14(a)2.           Financial Statement Schedules

                  All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

14(a)3.           Exhibits

                  Exhibit (3)(i)             Articles     of      Incorporation,
                                             incorporated herein by reference to
                                             Exhibit   3.1  of   the   Company's
                                             Registration  Statement on Form S-1
                                             (No.  33-94512)  filed  on July 12,
                                             1995 and amended on  September  27,
                                             1995 and October 6, 1995

                  Exhibit (3)(ii)            Bylaws,   incorporated   herein  by
                                             reference  to  Exhibit  3.2  of the
                                             Company's Registration Statement on
                                             Form  S-1 (No.  33-94512)  filed on
                                             July  12,   1995  and   amended  on
                                             September  27,  1995 and October 6,
                                             1995

                  Exhibit (4)                Specimen     Stock     Certificate,
                                             incorporated herein by reference to
                                             Exhibit   4.1  of   the   Company's
                                             Registration  Statement on Form S-1
                                             (No.  33-94512)  filed  on July 12,
                                             1995 and amended on  September  27,
                                             1995 and October 6, 1995

                  Exhibit (10)(ii)(a)        Piedmont Bancorp, Inc. Stock Option
                                             Plan,    incorporated   herein   by
                                             reference to Exhibit (10)(ii)(a) of
                                             the Registrant's  Form 10-K for the
                                             year ended June 30, 1996

                  Exhibit (10)(ii)(b)        Hillsborough  Savings  Bank,  Inc.,
                                             SSB  Management  Recognition  Plan,
                                             incorporated herein by reference to
                                             Exhibit    (10)(ii)(b)    of    the
                                             Registrant's Form 10-K for the year
                                             ended June 30, 1996

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
                                             1995 and October 6, 1995

                  Exhibit (10)(ii)(e)        Employment     Agreement    between
                                             Hillsborough  Savings  Bank,  Inc.,
                                             SSB and Ted R. Laws

                  Exhibit (10)(ii)(f)        Employment     Agreement    between
                                             Hillsborough  Savings  Bank,  Inc.,
                                             SSB and Eric J. Schuppenhauer

                  Exhibit (11)               Statement Regarding  Computation of
                                             Per Share Earnings

                  Exhibit (12)               Statement Regarding Computation of
                                             Ratios

                  Exhibit (13)               Portions of 1997  Annual  Report to
                                             Security Holders

                  Exhibit (27)               Financial Data Schedule

14(b) The Company filed no reports on Form 8-K during the last quarter of the fiscal year ended June 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           PIEDMONT BANCORP, INC.


Date:     September 23, 1997           By: D. Tyson Clayton
                                           ----------------
                                           D. Tyson Clayton
                                           President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                            Title                             Date
---------                                            -----                             ----
/s/D. Tyson Clayton                         President, Chief Executive          September 23, 1997
-------------------                         Officer and Director
D. Tyson Clayton

/s/Peggy S. Walker                          Executive Vice President,           September 23, 1997
------------------                          Secretary and Director
Peggy S. Walker

/s/Eric J. Schuppenhauer                    Vice President, Treasurer and       September 23, 1997
------------------------                    Principal Financial Officer
Eric J. Schuppenhauer

/s/M. Marion Clark                          Director                            September 23, 1997
------------------
M. Marion Clark

/s/Robert B. Nichols, Jr.                   Director                            September 23, 1997
-------------------------
Robert B. Nichols, Jr.

/s/Alfred L. Carr                           Director                            September 23, 1997
-----------------
Alfred L. Carr

/s/Everett H. Kennedy                       Director                            September 23, 1997
---------------------
Everett H. Kennedy

/s/Donald W. Pope                           Director                            September 23, 1997
-----------------
Donald W. Pope

/s/James P. Ray                             Director                            September 23, 1997
---------------
James P. Ray

/s/William Larry Rogers                     Director                            September 23, 1997
-----------------------
William Larry Rogers

                                INDEX TO EXHIBITS



Exhibit No.                                 Description
-----------                                 -----------

(10)(ii)(e) Employment Agreement between Hillsborough Savings Bank, Inc., SSB and Ted R. Laws

(10)(ii)(f) Employment Agreement between Hillsborough Savings Bank, Inc., SSB and Eric J. Schuppenhauer

(11)                       Statement Regarding Computation of Per Share Earnings

(12)                       Statement Regarding Computation of Ratios

(13)                       1997 Annual Report to Security Holders

(27)                       Financial Data Schedule


Copies of exhibits are available upon written request to Eric J. Schuppenhauer, Vice President, Treasurer, and Principal Financial Officer of Piedmont Bancorp, Inc.