Form 10-Q
period 1997-09-30
PIEDMONT BANCORP INC
filed 1997-11-03
CIK 948019

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                               September 30, 1997
                              ---------------------

                        Commission File Number 001-14070

                             PIEDMONT BANCORP, INC.
             (Exact Name of Registrant as Specified in its Charter)

       North Carolina                                          56-1936232
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                            Identification Number)

260 South Churton Street, Hillsborough, NC                         27278
(Address of Principal Executive Offices)                         (Zip Code)

 (Registrant's telephone number, including area code)         (919) 732-2143

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                [ X ] Yes [  ] No

As of November 3, 1997, 2,750,800 shares of the registrant's common stock, no par value, were outstanding. The registrant has no other classes of securities outstanding.

Part I. FINANCIAL INFORMATION
Item 1 - Financial Statements

                             PIEDMONT BANCORP, INC. AND SUBSIDIARY
                                  CONSOLIDATED BALANCE SHEETS
                                                                  September 30,    June 30,
                                                                     1997            1997
                                                                  (unaudited)          *
                                                                   ---------      ---------
                                                                 (in thousands, except shares)
                      Assets
Cash .........................................................     $     893      $     879
Interest-bearing deposits in other financial institutions ....         1,828          3,766
Investment securities:
   Available-for-sale ........................................        12,186         10,866
   Held-to-maturity ..........................................         3,327          3,341
Loans receivable (net of allowance for loan losses of $854 and
   $796 at September 30, 1997 and June 30, 1997, respectively)       104,260        100,173
Federal Home Loan Bank stock, at cost ........................           978            920
Premises and equipment .......................................         1,182          1,205
Prepaid expenses and other assets ............................         1,890          1,611
                                                                   ---------      ---------
          Total assets .......................................     $ 126,544      $ 122,761
                                                                   =========      =========
          Liabilities and Stockholders' Equity
                      Liabilities
Deposits:
   Demand, non-interest bearing ..............................         2,301          2,074
   Savings, NOW and MMDA .....................................        29,084         28,594
   Certificates of Deposit ...................................        53,507         54,192
                                                                   ---------      ---------
                                                                      84,892         84,860
Advances from the Federal Home Loan Bank .....................        19,550         16,500
Accrued expenses and other liabilities .......................         1,311            985
                                                                   ---------      ---------
     Total liabilities .......................................       105,753        102,345
                                                                   ---------      ---------
                              Stockholders' Equity

Preferred stock, no par value, 5,000,000 shares authorized;
   none issued ...............................................          --             --
Common stock, no par value, 20,000,000 shares authorized;
   2,750,800 shares issued and outstanding ...................         9,145          9,143
Unearned ESOP shares .........................................          (859)          (933)
Unamortized deferred compensation ............................        (1,167)        (1,269)
Unallocated restricted stock .................................           (58)           (21)
Retained earnings, substantially restricted (note 6) .........        13,731         13,580
Unrealized holding losses on available-for-sale securities ...            (1)           (84)
                                                                   ---------      ---------
      Total stockholders' equity .............................        20,791         20,416
                                                                   ---------      ---------

          Total liabilities and stockholders' equity .........     $ 126,544      $ 122,761
                                                                   =========      =========

* Derived from audited financial statements
See accompanying notes to consolidated financial statements.

                                 PIEDMONT BANCORP, INC. AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                                                                           Three Months Ended
                                                                              September 30,
                                                                          --------------------
                                                                           1997         1996
                                                                         -------      -------
                                                                 (in thousands, except per share data)
Interest income:
   Interest on loans ...............................................      $ 2,187      $ 1,970
   Interest on deposits in other financial institutions ............           16           16
   Interest and dividends on investment securities:
      Taxable ......................................................          203          323
      Non-taxable ..................................................           48          154
                                                                          -------      -------
            Total interest income ..................................        2,454        2,463
                                                                          -------      -------
Interest expense:
   Interest on deposits ............................................          993          859
   Interest on borrowings ..........................................          266          252
                                                                          -------      -------
            Total interest expense .................................        1,259        1,111
                                                                          -------      -------
Net interest income ................................................        1,195        1,352
Provision for loan losses ..........................................           24           21
                                                                          -------      -------
            Net interest income after provision for loan losses ....        1,171        1,331
                                                                          -------      -------
Other income:
   Customer service and other fees .................................           52           51
   Mortgage loan servicing fees ....................................           21           22
   Gain (loss) on sale of investment securities ....................            6          (26)
   Lower-of-cost or market adjustment on loans held-for-sale .......           33           37
   Other ...........................................................           25           18
                                                                          -------      -------
            Total other income .....................................          137          102
                                                                          -------      -------

                                 PIEDMONT BANCORP, INC. AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                                                                           Three Months Ended
                                                                              September 30,
                                                                          --------------------
                                                                           1997         1996
                                                                         -------      -------
                                                                 (in thousands, except per share data)
Other expenses:
   SAIF recapitalization assessment ................................         --            487
   Compensation and fringe benefits (note 5) .......................          423          416
   Data and items processing .......................................           55           62
   Deposit insurance premiums ......................................           13           45
   Occupancy expense ...............................................           25           30
   Furniture and equipment expense .................................           25           30
   Professional fees ...............................................           37           31
   Other ...........................................................           93          113
                                                                          -------      -------
            Total other expenses ...................................          671        1,214
                                                                          -------      -------
            Income before income tax expense .......................          637          219
Income tax expense .................................................          223           36
                                                                          -------      -------
                  Net income .......................................      $   414      $   183
                                                                          =======      =======

Net income per share (notes 2 and 7) ...............................      $  0.15      $  0.07
                                                                          =======      =======

See accompanying notes to consolidated financial statements.

                                                PIEDMONT BANCORP, INC. AND SUBSIDIARY
                                     STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY (unaudited)

                                                                                         Unearned    Unamortized       Unallocated
                                                         Shares           Common           ESOP       Deferred         Restricted
                                                      Outstanding         Stock           Shares     Compensation        Stock
                                                      -----------         -----           ------     ------------        -----
                                                                                  (dollars in thousands)
Balance at June 30, 1996 .........................      2,645,000      $  25,398       $  (2,552)      $    --         $    --
      Net income .................................           --             --              --              --              --
      Issuance of restricted stock ...............        105,800          1,587            --            (1,587)           --
      Release of ESOP shares .....................           --             --               107            --              --
      Amortization of unearned compensation ......           --             --              --                26            --
      Cash dividends declared ....................           --             --              --              --              --
      Change in unrealized holding gains (losses),
         net of income taxes......................           --             --              --              --              --
                                                        ---------      ---------       ---------       ---------       ---------
Balance at September 30, 1996 ....................      2,750,800      $  26,985       $  (2,445)      $  (1,561)      $    --
                                                        =========      =========       =========       =========       =========


Balance at June 30, 1997 .........................      2,750,800      $   9,143       $    (933)      $  (1,269)      $     (21)
      Net income .................................           --             --              --              --              --
      Release of ESOP shares .....................           --              (12)             74            --              --
      Amortization of unearned compensation ......           --             --              --                65            --
      Forfeiture of restricted stock .............           --                             --                37             (37)
      Tax benefit of dividends on restricted stock           --               (3)           --              --              --
      Cash dividends declared, net of
         forfeited dividends on restricted stock..           --               17            --              --              --
      Change in unrealized holding gains (losses),
         net of income taxes......................           --             --              --              --              --
                                                        ---------      ---------       ---------       ---------       ---------
Balance at September 30, 1997 ....................      2,750,800      $   9,145       $    (859)      $  (1,167)      $     (58)
                                                        =========      =========       =========       =========       =========

                                PIEDMONT BANCORP, INC. AND SUBSIDIARY
                     STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY (unaudited)
                                           (continued)


                                                                         Unrealized       Total
                                                         Retained      holding gains   Stockholders'
                                                         Earnings         (losses)        Equity
                                                         --------         --------        ------
Balance at June 30, 1996 .........................      $  14,783       $    (579)      $  37,050
      Net income .................................            183            --               183
      Issuance of restricted stock ...............           --              --              --
      Release of ESOP shares .....................           --              --               107
      Amortization of unearned compensation ......           --              --                26
      Cash dividends declared ....................           (305)           --              (305)
      Change in unrealized holding gains (losses),
         net of income taxes......................           --              (175)           (175)
                                                        ---------       ---------       ---------
Balance at September 30, 1996 ....................      $  14,661       $    (404)      $  37,236
                                                        =========       =========       =========


Balance at June 30, 1997 .........................      $  13,580       $     (84)      $  20,416
      Net income .................................            414            --               414
      Release of ESOP shares .....................           --              --                62
      Amortization of unearned compensation ......           --              --                65
      Forfeiture of restricted stock .............           --              --               --
      Tax benefit of dividends on restricted stock           --              --                (3)
      Cash dividends declared, net of
         forfeited dividends on restricted stock .           (263)           --              (246)
      Change in unrealized holding gains (losses),
         net of income taxes......................           --                83              83
                                                        ---------       ---------       ---------
Balance at September 30, 1997 ....................      $  13,731       $      (1)      $  20,791
                                                        =========       =========       =========

See accompanying notes to consolidated financial statements.

                                   PIEDMONT BANCORP, INC. AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                                                                       Three Months Ended
                                                                                          September 30,
                                                                                     --------------------
                                                                                       1997         1996
                                                                                     -------      -------
Operating activities:
   Net income ..................................................................     $   414      $   183
   Adjustments to reconcile net income to net cash provided
   (used) by operating activities
         Depreciation ..........................................................          25           24
         Net amortization (accretion) ..........................................          26           39
         Provision for loan losses .............................................          24           21
         Net (gain) loss on sale of investments and mortgage-backed securities .          (6)          26
         Release of ESOP shares ................................................          62          107
         Compensation earned under MRP .........................................          65           26
         Net decrease (increase) in mortgage loans held for sale ...............        (609)           3
         Increase in other assets ..............................................        (326)        (370)
         Increase in other liabilities .........................................         330          637
                                                                                     -------      -------
               Net cash provided by operating activities .......................           5          696
                                                                                     -------      -------
Investing activities:
   Net increase in loans held for investment ...................................      (3,519)      (3,354)
   Principal collected on mortgage-backed securities ...........................          95          164
   Purchases of investment securities classified as available-for-sale .........      (2,782)        --
   Proceeds from sales of investment securities classified as available-for-sale       1,508        1,115
   Proceeds from call of investment securities classified as held-to-maturity ..          10         --
   Purchases of FHLB Stock .....................................................         (58)        --
   Purchases of premises and equipment .........................................          (2)          (3)
                                                                                     -------      -------
               Net cash used by investing activities ...........................      (4,748)      (2,078)
                                                                                     -------      -------
Financing activities:
   Net increase (decrease) in time deposits ....................................        (685)         556
   Net increase in other deposits ..............................................         717        1,964
   Proceeds from borrowings ....................................................       6,050        5,000
   Repayments of borrowings ....................................................      (3,000)      (5,000)
   Cash dividends paid to shareholders .........................................        (263)        (292)
                                                                                     -------      -------
               Net cash provided by financing activities .......................       2,819        2,228
                                                                                     -------      -------
               Increase (decrease) in cash and cash equivalents ................      (1,924)         846
Cash and cash equivalents at beginning of period ...............................       4,645        2,670
                                                                                     -------      -------
Cash and cash equivalents at end of period .....................................     $ 2,721      $ 3,516
                                                                                    =======      =======

                                   PIEDMONT BANCORP, INC. AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                               (continued)
                                                                                       Three Months Ended
                                                                                          September 30,
                                                                                     --------------------
                                                                                       1997         1996
                                                                                     -------      -------
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest .................................................................     $ 1,235      $ 1,113
                                                                                     =======      =======
      Income taxes .............................................................     $    45      $    79
                                                                                     =======      =======
Supplemental disclosure of noncash transactions:
   Unrealized gains on available-for-sale securities, net of deferred taxes
      of $53 and $113 ..........................................................     $    83      $   175
                                                                                     =======      =======
   Dividends declared but unpaid ...............................................     $   263      $   305
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

2) Basis of Presentation

    The consolidated financial statements include the accounts of the Parent and the Bank, together referred to as "the Company". All significant intercompany transactions and balances are eliminated in consolidation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheets and the reported amounts of income and expenses for the periods presented. Actual results could differ significantly from those estimates. In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of September 30, 1997 and for the three month period ended September 30, 1997 and September 30, 1996 in conformity with generally accepted accounting principles. Operating results for the three month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1998.

3) Cash and Cash Equivalents

    For purposes of reporting cash flows, the Company considers cash and interest-bearing deposits in other financial institutions with original maturities of three months or less to be cash equivalents.

4) Adoption of Statements of Financial Accounting Standards ("SFAS")

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share". SFAS 128 establishes standards of computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings per Share", and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for

                      PIEDMONT BANCORP, INC. and SUBSIDIARY
                   Notes to Consolidated Financial Statements


4) Adoption of Statements of Financial Accounting Standards ("SFAS"), continued

    periods ending after December 15, 1997 and requires restatement of all prior period EPS data presented. The Company plans to adopt SFAS 128 in fiscal year 1998 without any significant impact on its consolidated financial statements.

    In February 1997, the FASB issued Statement of Financial Accounting Standards No. 129 ("SFAS 129"), "Disclosure of Information about Capital Structure". SFAS 129 establishes standards for disclosing information about an entity's capital structure and is applicable to all entities. It contains no change in disclosure requirements for entities that were previously subject to the requirements of APB Opinion No. 10, "Omnibus Opinion - 1966", APB Opinion No. 15, "Earnings Per Share", and Statement of Financial Accounting Standards No. 47, "Disclosure of Long-Term Obligations". SFAS 129 is effective for financial statements for periods ending after December 15, 1997. The Company plans to adopt SFAS 129 in fiscal year 1998 with no impact on its consolidated financial statements.

5) Employee and Director Benefit Plans

    The Company has an employee stock ownership plan ("ESOP") whereby an aggregate number of shares amounting to 211,600 were purchased for future allocation to employees. Contributions to the ESOP are made by the Bank on a discretionary basis, and are allocated among ESOP participants on the basis of relative compensation in the year of allocation. Benefits will vest in full upon five years of service with credit given for years of service prior to the conversion. The ESOP was funded by a $40,000 cash contribution from the Bank in December 1995 and a loan from the Parent in the amount of $2,690,677. The loan is secured by shares of stock purchased by the ESOP and is not guaranteed by the Bank. Principal and interest payments on this loan are funded primarily from discretionary contributions by the Bank. Dividends, if any, paid on shares held by the ESOP may also be used to reduce the loan. Dividends on unallocated shares which are used to repay debt are not reported as dividends in the consolidated financial statements but rather are recorded as an element of compensation expense. Dividends on allocated shares are credited to the accounts of the participants and reported as dividends in the consolidated financial statements. For the three month periods ended September 30, 1997 and 1996, ESOP-related compensation expense totaled $61,900 and $107,000, respectively. At September 30, 1997, a total of 128,919 shares have been released and allocated to participants under the Plan and 82,681 shares remain unallocated, of which 19,918 are committed to be released on December 31, 1997.

    The Bank has a management recognition plan ("MRP") which serves as a means of providing existing directors and employees of the Bank with an ownership interest in the Company. On August 29, 1996, restricted stock awards of 105,800 shares were made to 38 directors, officers, and employees of the Bank. The shares awarded under the MRP were issued from authorized but unissued shares of common stock at no cost to recipients. The shares granted vest at a rate of 20% each year on the anniversary of the initial award of shares so that the shares will be completely vested at the end of five

                     PIEDMONT BANCORP, INC. and SUBSIDIARY
                   Notes to Consolidated Financial Statements

5) Employee and Director Benefit Plans, continued

    years. During the first quarter of fiscal 1998, two MRP participants forfeited a total of 2,424 restricted, non-vested shares of the Company's stock and $18,000 of dividends previously paid to the participants on those restricted shares. The forfeited shares remain unallocated as of September 30, 1997. The dividends refunded to the Bank have been reflected as an addition to equity in the same ratio the dividends were originally paid to the former participants. Compensation expense of $65,000 and $26,000 was recorded during the three month periods ended September 30, 1997 and 1996, respectively.

6)  Regulatory Restrictions

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

    The Bank may not declare or pay a cash dividend on or repurchase any of its common stock if its net worth would thereby be reduced below either the aggregate amount then required for the liquidation account or the minimum regulatory capital requirements imposed by federal and state regulations. In addition, for a period of five years after the conversion, the Bank will be required, under existing North Carolina regulations, to obtain prior written approval of the Administrator before it can declare and pay a cash dividend on its capital stock in an amount in excess of one-half of the greater of
    (i) its net income for the most recent fiscal year, or (ii) the average of its net income after dividends for the most recent fiscal year and not more than two of the immediately preceding fiscal years, if applicable. As a result of this limitation, the Bank cannot pay a dividend without the approval of the Administrator.

    Management is not aware of any other trends, events, uncertainties, or current recommendations by regulatory authorities that will have or that are reasonably likely to have a material effect on the Company's liquidity, capital resources, or other operations.

7) Earnings per Share

    Earnings per common share of $0.15 and $0.07 for the quarters ended September 30, 1997 and 1996, respectively, were calculated by dividing net income of $414,000 and $183,000 for the respective quarters by the weighted-average number of common and common equivalent shares outstanding of 2,713,220 and 2,557,739, respectively. For purposes of the weighted-average number of common and common-equivalent shares outstanding, common stock equivalents consist of stock options. The number of shares purchased by the employee stock ownership plan which have not been allocated or committed to be released to participant accounts are not assumed to be outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three Months Ended
September 30, 1997 and 1996

Summary
For the quarter ended September 30, 1997, the Company recorded net income of $414,000, or $0.15 per share, compared to $183,000, or $0.07 per share for the same quarter last year. Earnings for the quarter ended September 30, 1996 were adversely impacted by a special $487,000 assessment paid to the Federal Deposit Insurance Corporation ("FDIC") to recapitalize the Savings Association Insurance Fund ("SAIF"). Without the effect of the SAIF-assessment, net income for the quarter ended September 30, 1996 would have been $496,000, or $0.19 per share.

Net Interest Income
As shown in the table below, tax-equivalent net interest income decreased $210,000 to $1,225,000 for the quarter ended September 30, 1997 from $1,435,000 for the same period in 1996. Net interest income is analyzed on a tax-equivalent basis to adjust for the nontaxable status of income earned on certain investments such as municipal bonds.

                                                                                  Three Months Ended September 30,
                                                         --------------------------------------------------------------------------
                                                                         1997                                     1996
                                                         -------------------------------------   ----------------------------------
                                                                                      Average                               Average
                                                          Average                     Yield/     Average                    Yield/
                                                          Balance       Interest      Rate (1)   Balance       Interest     Rate (1)
                                                          -------       --------      --------   -------       --------     --------

Assets:
Interest-earning assets:
  Interest-bearing deposits ........................     $  1,589      $     16        3.99%    $  1,642      $     16      3.87%

  FHLB common stock ................................          939            17        7.18          897            16      7.08

  Taxable investment securities ....................       11,408           186        6.52       17,715           298      6.73
  Tax-exempt investment securities (2) .............        3,900            78        8.01       13,182           246      7.46

  Loans receivable .................................      103,065         2,187        8.48       93,110         1,970      8.45
                                                         --------      --------        ----     --------      --------      ----
Total interest-earning assets ......................      120,901         2,484        8.21      126,546         2,546      8.04

Non-interest-earning assets ........................        3,046                                  3,277
                                                         --------                               --------
     Total .........................................     $123,947                               $129,823
                                                         ========                               ========

                                                                                  Three Months Ended September 30,
                                                         --------------------------------------------------------------------------
                                                                         1997                                     1996
                                                         -------------------------------------   ----------------------------------
                                                                                      Average                               Average
                                                          Average                     Yield/     Average                    Yield/
                                                          Balance       Interest      Rate (1)   Balance       Interest     Rate (1)
                                                          -------       --------      --------   -------       --------     --------

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
  Deposit accounts .................................     $ 82,229           993        4.81     $ 72,321           859      4.72

  Borrowings .......................................       17,574           266        6.05       16,889           252      5.97
                                                         --------      --------        ----     --------      --------      ----
Total interest-bearing liabilities .................       99,803         1,259        5.03       89,120         1,111      4.96

Non-interest-bearing liabilities ...................        3,367                                  3,241
Stockholders' equity ...............................       20,777                                 37,462
                                                         --------                               --------
     Total .........................................     $123,947                               $129,823
                                                         --------                               --------
Net interest income and interest rate spread .......                   $  1,225        3.18%                  $  1,435      3.08%
                                                                       ========                               ========
Net interest-earning assets and net interest margin      $ 21,098                      4.05%    $ 37,426                    4.53%
                                                         ========                               ========
Ratio of interest-earning assets to interest-bearing
  liabilities ......................................                                 121.14%                              142.00%
-------------

(1) All information presented in this column is annualized with the exception of the ratio of interest-earning assets to interest bearing liabilities.
(2) Interest earned on tax-exempt investment securities has been adjusted to a tax-equivalent basis using the applicable federal and state rates of 34% and 7.50%, respectively, and reduced by the nondeductible portion of interest expense.


The decrease in net interest income is primarily due to a lower level of average net interest-earning assets during the quarter ended September 30, 1997 compared to the same quarter last year. The decline in interest-earning assets is due to the sale of investment securities in order to pay the special dividend in December 1996. Average investment securities decreased by $15.6 million while average loans increased by $10.0 million over the same quarter last year. Interest rate spread (on a tax-equivalent basis) increased to 3.18% for the quarter ended September 30, 1997 from 3.08% for the same quarter in 1996 due to an increase in the weighted average yield on interest-earning assets due to a shift in the mix toward higher earning assets, principally loans. Despite the increase in interest rate spread, net interest margin (on a tax-equivalent basis) decreased to 4.05% for the quarter ended September 30, 1997 from 4.53% for the quarter ended September 30, 1996. Net interest margin for the quarter ended September 30, 1996 reflects return on conversion proceeds which were invested in loans and investment securities. Net interest margin for the quarter ending September 30, 1997 reflects the liquidation of those interest-earning assets to fund the special dividend paid on December 6, 1996 requiring increased liability funding of asset growth.

Provision for Loan Losses
The provision for loan losses for the three months ended September 30, 1997 totaled $24,000 compared to $21,000 for the same period in 1996. The provision for loan losses is based on management's evaluation of the loan portfolio as discussed under "Financial Condition".

Other Income
Other income totaled $137,000 for the quarter ended September 30, 1997 compared to $102,000 for the same period in 1996. A large portion of the increase in other income is due to a $6,000 net gain on the sale of investment securities during the quarter ended September 30, 1997 compared to a $26,000 net loss on the sale of investment securities for the same period in 1996. Also contributing to the increase in other income in the current year is approximately $12,000 of rental income received from rental of the former branch facility that was closed in December, 1996.

Other Expenses
Other expenses totaled $671,000 for the three months ended September 30, 1997 compared to $1,214,000 for the same period in 1996. Expenses for the quarter ended September 30, 1996 included the $487,000 SAIF-assessment. Without this assessment, expenses would have totaled $727,000 for the 1996 quarter. The decrease in other expenses is attributable to a $32,000 decrease in FDIC insurance premiums from $45,000 for the quarter ended September 30, 1996 to $13,000 for the quarter ended September 30, 1997, resulting from recapitalization of the SAIF in the prior year. In addition, due to a decreased equity level after payment of the $7.00 special dividend in December 1996, franchise tax expense decreased $11,000 from $24,000 for the three months ended September 30, 1996 to $13,000 for the current quarter.

Income Tax Expense
The Company recorded income tax expense of $223,000 for the quarter ended September 30, 1997. The Company recorded income tax expense for the quarter ended September 30, 1996 of $36,000 which reflects the decline in income before income tax expense.

Financial Condition

CHANGES IN FINANCIAL CONDITION

Total assets increased to $126.5 million at September 30, 1997 from $122.8 million at June 30, 1997. During the quarter ended September 30, 1997, loans grew by $4.1 million to $104.3 million at September 30, 1997. Loan growth was funded largely with advances from the Federal Home Loan Bank which increased by $3.1 million to $19.6 million at September 30, 1997 from $16.5 million at June 30, 1997.

Stockholders' equity increased from $20.4 million at June 30, 1997 to $20.8 million at September 30, 1997. As discussed in note 5 of this report, during the quarter ended September 30, 1997, two MRP participants forfeited 2,424 restricted, non-vested shares of the Company's stock and $18,000 of dividends previously paid to the participants on those restricted shares. The forfeited shares remain unallocated as of September 30, 1997. The dividends refunded to the Bank have been reflected as an addition to equity in the same ratio the dividends were originally paid to the former participants.

ASSET QUALITY

Nonperforming Assets and Risk Assets
Nonperforming assets include nonaccrual loans, restructured loans and real estate owned. The following table presents information on nonperforming assets and loans contractually past due but still accruing at September 30, 1997 and June 30, 1997

                                              September 30,   June 30,
                                                 1997          1997
                                               --------      --------
                                                    (in thousands)
Total nonaccrual loans ...................     $    803      $    803
Total restructured loans .................           --            --
                                               --------      --------
     Total nonperforming loans ...........          803           803
Real estate owned ........................           --            --
                                               --------      --------
     Total nonperforming assets ..........     $    803      $    803
Accruing loans, delinquent 90 days or more          321           244
                                               --------      --------
     Total risk assets ...................     $  1,124      $  1,047
                                               ========      ========

Nonperforming loans to total loans .......         0.77%         0.80%
Nonperforming assets to total assets .....         0.63          0.65
Risk assets to total assets ..............         0.89          0.85
Allowance for loan losses to:
    Total nonperforming assets ...........         1.06x         0.99x
    Total risk assets ....................         0.76x         0.76x

Total assets .............................     $126,544      $122,761
Total loans, net .........................      104,260       100,173
Allowance for loan losses ................          854           796

There were no significant changes in nonperforming assets outstanding from June 30, 1997 to September 30, 1997. Management has reviewed the collateral for nonperforming loans and believes that collateral values related to such loans exceed the loan balances. Management has included this review among the factors considered in the evaluation of the allowance for possible loan losses.

Provision and Allowance for Loan Losses

The following table summarizes the activity in the allowance for loan losses for the three months ended September 30, 1997 and 1996, respectively.

                                                 Three months ended
                                                    September 30,
                                              -----------------------
                                               1997              1996
                                               ----              ----
Balance at the beginning of period            $ 796             $ 608
Provision for loan losses                        24                21
Recoveries                                       34                 -
Loans charged off                                -                  -
                                              -----             -----
Balance at the end of period                  $ 854             $ 629
                                              -----             -----

At September 30, 1997, the allowance for loan losses was 0.81% of total loans, compared to 0.79% of total loans at June 30, 1997 and 0.66% of total loans at September 30, 1996.

The levels of the provision and allowance for loan losses are based on management's ongoing evaluation of the risk characteristics of the loan portfolio considering current economic conditions, financial condition of borrowers, growth and composition of the loan portfolio, collateral values, the relationship of the allowance for loan losses to outstanding loans, the level of nonperforming loans that have been identified as potential problems, past and expected loss experience, results of the most recent regulatory examinations, and other factors deemed relevant by management. Management actively maintains a current loan watch list and knows of no other loans which are material and (1) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (2) represent material credits about which management has serious doubts as to the ability of such borrowers to comply with the loan repayment terms. Based on management's evaluation of the loan portfolio, as described above, the Company recorded a $24,000 provision for loan losses for the three months ended September 30, 1997 compared to a $21,000 provision for the same period in 1996.


LIQUIDITY AND INTEREST RATE RISK MANAGEMENT
Liquidity is the ability to raise funds or convert assets to cash in order to meet customer and operating needs. The Company's primary sources of liquidity are its portfolio of investment securities available-for-sale, principal and interest payments on loans and mortgage-backed securities, interest income from investment securities, maturities of investment securities held-to-maturity, increases in deposits, and advances from the FHLB of Atlanta. At September 30, 1997, the Bank had $5.5 million of credit available from the FHLB which would be collateralized by a blanket lien on qualifying loans secured by first mortgages on 1-4 family residences. Additional amounts may be made available under this blanket floating lien or by using investment securities as collateral. Management believes that it will have sufficient funds available to meet its anticipated future loan commitments as well as other liquidity needs.

Interest rate risk is the sensitivity of interest income and interest expense to changes in interest rates. Management structures the Company's assets and liabilities in an attempt to protect net interest income from large fluctuations associated with changes in interest rates. At September 30, 1997, the Company had a cumulative one year liability-sensitive gap position of $1.0 million or 0.82% of interest-earning assets. A liability-sensitive gap position generally indicates that net interest income would increase in a declining rate environment and would experience downward pressure in a rising rate environment. The Company had a cumulative one year liability-sensitive gap position of $5.6 million or 2.24% of interest-earning assets at June 30, 1997. The liability-sensitive gap position is primarily attributable to the growth of customer deposits with maturities of less than one year. The Company will continue to actively manage its balance sheet in order protect net interest income from changes in interest rates.

It should be noted that these measures reflect the interest-sensitivity of the balance sheet as of a specific date and are not necessarily indicative of future results. Because of this and other limitations, management also monitors interest rate sensitivity through the use of a model which estimates the change in net portfolio value and net interest income in response to a range of assumed changes in market interest rates. Based on interest sensitivity measures as of September 30, 1997, management believes that its interest rate risk is at an acceptable level.

CAPITAL RESOURCES

The Parent is regulated by the Board of Governors of the Federal Reserve System ("FRB") and is subject to securities registration and public reporting regulations of the Securities and Exchange Commission. The Bank is regulated by the Federal Deposit Insurance Corporation ("FDIC") and the Administrator,
Savings Institutions Division, North Carolina Department of Commerce, (the "Administrator"). The Bank is subject to the capital requirements of the FDIC and the Administrator. The FDIC requires the Bank to maintain minimum ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 4% and 8%, respectively. Tier I capital consists of total stockholders' equity calculated in accordance with generally accepted accounting principles less intangible assets, and total capital is comprised of Tier I capital plus certain adjustments, the only one applicable to the Bank is the allowance for possible loan losses. Risk-weighted assets refer to the on- and off-balance sheet exposures of the Bank adjusted for their relative risk levels using formulas set forth in FDIC regulations. The Bank is also subject to a FDIC leverage capital requirement, which calls for a minimum ratio of Tier I capital (as defined above) to quarterly average total assets of 3% and a ratio of 5% to be "well-capitalized". The Administrator requires a net worth equal to at least 5% of total assets.

At September 30, 1997, the Bank was in compliance with all of the aforementioned capital requirements.

As of September 30, 1997, the FDIC categorized the Bank as "well-capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well-capitalized", the Bank must meet minimum ratios for total risk-based, and Tier I leverage (the ratio of Tier I capital to average assets) of 10% and 5%, respectively. There have been no events or conditions since notification that management believes have changed the Bank's category.

Current Accounting Issues

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in the financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company plans to adopt SFAS 130 in fiscal year 1999 and will make the required disclosures upon adoption.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 establishes standards for the way that public businesses report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement is effective for financial statements for periods beginning after December 15, 1997 and in the initial year of application, comparative information for earlier years is to be restated. The Company plans to adopt SFAS 131 in fiscal year 1999 without any significant impact on its consolidated financial statements.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
None

ITEM 2.  CHANGES IN SECURITIES
Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5.  OTHER INFORMATION
Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits
None

(b) Reports on Form 8-K
None

                                   SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized



Date:    November 3, 1997                   By:  /s/ D. Tyson Clayton
                                                 --------------------
                                                 D. Tyson Clayton
                                                 President


Date:    November 3, 1997                   By:  /s/ Eric J. Schuppenhauer
                                                 -------------------------
                                                 Eric J. Schuppenhauer
                                                 Vice President and principal
                                                 financial officer