Form 10-Q
period 1997-12-31
PIEDMONT BANCORP INC
filed 1998-02-17
CIK 948019

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                               December 31, 1997
                              ---------------------

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

                            PIEDMONT BANCORP, INC. AND SUBSIDIARY
                                 CONSOLIDATED BALANCE SHEETS


                                                                   December 31,    June 30,
                                                                      1997            1997
                                                                   (unaudited)         *
                                                                   ---------      ---------
                                                                (in thousands, except shares)
Assets

Cash .........................................................     $     770      $     879
Interest-bearing deposits in other financial institutions ....         2,085          3,766
Investment securities:
   Available-for-sale ........................................        12,138         10,866
   Held-to-maturity ..........................................         3,322          3,341
Loans receivable (net of allowance for loan losses of $879 and
   $796 at December 31, 1997 and June 30, 1997, respectively)        107,225        100,173
Federal Home Loan Bank stock, at cost ........................         1,080            920
Premises and equipment .......................................         1,230          1,205
Real estate owned ............................................           522           --
Prepaid expenses and other assets ............................         1,795          1,611
                                                                   ---------      ---------
          Total assets .......................................     $ 130,167      $ 122,761
                                                                   =========      =========

Liabilities and Stockholders' Equity

Liabilities

Deposits :
   Demand, non-interest bearing ..............................         2,149          2,074
   Savings, NOW and MMDA .....................................        30,290         28,594
   Certificates of Deposit ...................................        53,932         54,192
                                                                   ---------      ---------
                                                                      86,371         84,860
Advances from the Federal Home Loan Bank .....................        21,600         16,500
Accrued expenses and other liabilities .......................         1,137            985
                                                                   ---------      ---------
     Total liabilities .......................................       109,108        102,345
                                                                   ---------      ---------

                            PIEDMONT BANCORP, INC. AND SUBSIDIARY
                                 CONSOLIDATED BALANCE SHEETS
                                       (consolidated)


                                                                   December 31,    June 30,
                                                                      1997            1997
                                                                   (unaudited)         *
                                                                   ---------      ---------
                                                                (in thousands, except shares)
Stockholders' Equity

Preferred stock, no par value, 5,000,000 shares authorized;
   none issued ...............................................          --             --
Common stock, no par value, 20,000,000 shares authorized;
   2,750,800 shares issued and outstanding ...................         9,133          9,143
Unearned ESOP shares .........................................          (798)          (933)
Unamortized deferred compensation ............................        (1,105)        (1,269)
Unallocated restricted stock .................................           (51)           (21)
Retained earnings, substantially restricted (note 6) .........        13,828         13,580
Unrealized holding losses on available-for-sale securities ...            52            (84)
                                                                   ---------      ---------
      Total stockholders' equity .............................        21,059         20,416
                                                                   ---------      ---------

          Total liabilities and stockholders' equity .........     $ 130,167      $ 122,761
                                                                   =========      =========

* Derived from audited financial statements

See accompanying notes to consolidated financial statements.

                                      PIEDMONT BANCORP, INC. AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF INCOME (unaudited)


                                                                     Three Months Ended        Six Months Ended
                                                                        December 31,              December 31,
                                                                    -------------------      -------------------
                                                                      1997        1996         1997         1996
                                                                    -------     -------      -------     -------
                                                                        (in thousands, except per share data)
Interest income:
   Interest on loans ..........................................     $ 2,245     $ 2,004      $ 4,432     $ 3,974
   Interest on deposits in other financial institutions .......          14          51           30          67
   Interest and dividends on investment securities:
      Taxable .................................................         208         275          411         598
      Non-taxable .............................................          49         100           97         254
                                                                    -------     -------      -------     -------
            Total interest income .............................       2,516       2,430        4,970       4,893
                                                                    -------     -------      -------     -------
Interest expense:
   Interest on deposits .......................................         992         892        1,985       1,751
   Interest on borrowings .....................................         301         256          567         508
                                                                    -------     -------      -------     -------
            Total interest expense ............................       1,293       1,148        2,552       2,259
                                                                    -------     -------      -------     -------
Net interest income ...........................................       1,223       1,282        2,418       2,634
Provision for loan losses .....................................          24         597           48         618
                                                                    -------     -------      -------     -------

            Net interest income after provision for loan losses       1,199         685        2,370       2,016
                                                                    -------     -------      -------     -------
Other income:
   Customer service and other fees ............................          52          48          104          99
   Mortgage loan servicing fees ...............................          18          22           39          44
   Gain (loss) on sale of investment securities ...............          --        (106)           6        (132)
   Lower-of-cost or market adjustment on loans held-for-sale ..           3           3           36          40
   Other ......................................................          23          14           48          32
                                                                    -------     -------      -------     -------
            Total other income (expense) ......................          96         (19)         233          83
                                                                    -------     -------      -------     -------
Other expenses:
   Compensation and fringe benefits (note 5) ..................         402       1,972          825       2,388
   SAIF recapitalization assessment ...........................          --          --           --         487
   Data and items processing ..................................          61          61          116         123
   Deposit insurance premiums .................................          13          --           26          45
   Occupancy expense ..........................................          27          31           52          61
   Furniture and equipment expense ............................          26          32           51          62
   Professional fees ..........................................          56          39           93          70
   Other ......................................................         145         126          238         239
                                                                    -------     -------      -------     -------
            Total other expenses ..............................         730       2,261        1,401       3,475
                                                                    -------     -------      -------     -------

            Income (loss) before income tax expense ...........         565      (1,595)       1,202      (1,376)
                                                                    -------     -------      -------     -------

                                      PIEDMONT BANCORP, INC. AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF INCOME (unaudited)
                                                   (continued)


                                                                     Three Months Ended        Six Months Ended
                                                                        December 31,              December 31,
                                                                    -------------------      -------------------
                                                                      1997        1996         1997         1996
                                                                    -------     -------      -------     -------
                                                                        (in thousands, except per share data)

Income tax expense (benefit) ..................................         202        (164)         425        (128)
                                                                    -------     -------      -------     -------

                  Net income (loss) ...........................     $   363     $(1,431)     $   777     $(1,248)
                                                                    =======     =======      =======     =======

Net income (loss) per share - basic (notes 2 and 7) ...........     $  0.13     $ (0.54)     $  0.29     $ (0.48)
                                                                    =======     =======      =======     =======

Net income (loss) per share - diluted (notes 2 and 7) .........     $  0.13     $ (0.54)     $  0.29     $ (0.48)
                                                                    =======     =======      =======     =======


See accompanying notes to consolidated financial statements.

                                            PIEDMONT BANCORP, INC. AND SUBSIDIARY
                                 STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY (unaudited)


                                                                                     Unearned      Unamortized   Unallocated
                                                        Shares         Common          ESOP         Deferred     Restricted
                                                      Outstanding      Stock          Shares       Compensation     Stock
                                                      -----------      -----          ------       ------------     -----
                                                                             (dollars in thousands)
Balance at June 30, 1996 .........................     2,645,000     $  25,398       $ (2,552)          --        $    --
      Net income .................................          --            --             --             --             --
      Issuance of restricted stock ...............       105,800         1,587           --           (1,587)          --
      Release of ESOP shares .....................          --             105          1,498           --             --
      Amortization of unearned compensation ......          --            --             --              106           --
      Cash dividends .............................          --         (18,233)          --             --             --
      Change in unrealized holding gains (losses),
         net of income taxes .....................          --            --             --             --             --
                                                       ---------     ---------      ---------      ---------      -------
Balance at December 31, 1996 .....................     2,750,800     $   8,857      $  (1,054)     $  (1,481)     $    --
                                                       =========     =========      =========      =========      =======


Balance at June 30, 1997 .........................     2,750,800     $   9,143      $    (933)     $  (1,269)     $     (21)
      Net income .................................          --            --             --             --             --
      Release of ESOP shares .....................          --             (24)           135           --             --
      Amortization of unearned compensation ......          --            --             --              123           --
      Forfeiture of restricted stock .............          --            --             --              136           (136)
      Allocation of restricted stock .............          --             (11)          --              (95)           106
      Tax benefit of dividends on restricted stock          --              (7)          --             --             --
      Cash dividends declared, net of
         forfeited dividends on restricted stock .          --              32           --             --             --
      Change in unrealized holding gains (losses),
         net of income taxes .....................          --            --             --             --             --
                                                       ---------     ---------      ---------      ---------      ---------
Balance at December 31, 1997 .....................     2,750,800     $   9,133      $    (798)     $  (1,105)     $     (51)
                                                       =========     =========      =========      =========      =========

                              PIEDMONT BANCORP, INC. AND SUBSIDIARY
                   STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY (unaudited)

                                           (continued)


                                                                      Unrealized       Total
                                                       Retained     holding gain   Stockholders'
                                                       Earnings        (losses)        Equity
                                                       --------        --------        ------
Balance at June 30, 1996 .........................    $  14,783       $    (579)     $  37,050
      Net income .................................       (1,248)           --           (1,248)
      Issuance of restricted stock ...............         --              --             --
      Release of ESOP shares .....................         --              --            1,603
      Amortization of unearned compensation ......         --              --              106
      Cash dividends .............................         (135)           --          (18,368)
      Change in unrealized holding gains (losses),
         net of income taxes .....................         --               488            488
                                                      ---------       ---------      ---------
Balance at December 31, 1996 .....................    $  13,400       $     (91)     $  19,631
                                                      =========       =========      =========


Balance at June 30, 1997 .........................    $  13,580       $     (84)     $  20,416
      Net income .................................          777            --              777
      Release of ESOP shares .....................         --              --              111
      Amortization of unearned compensation ......         --              --              123
      Forfeiture of restricted stock .............         --              --             --
      Allocation of restricted stock .............         --              --             --
      Tax benefit of dividends on restricted stock         --              --               (7)
      Cash dividends declared, net of
         forfeited dividends on restricted stock .         (529)           --             (497)
      Change in unrealized holding gains (losses),
         net of income taxes .....................         --               136            136
                                                      ---------       ---------      ---------
Balance at December 31, 1997 .....................    $  13,828       $      52      $  21,059
                                                      =========       =========      =========


                              PIEDMONT BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                              Six Months Ended
                                                                                 December 31,
                                                                          ----------------------
                                                                             1997          1996
                                                                           -------      --------
Operating activities:
   Net income .......................................................     $    777      $ (1,248)
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation ...............................................           49            47
         Net amortization (accretion) ...............................           63            50
         Provision for loan losses ..................................           48           618
         Net (gain) loss on sale of investments
             and mortgage-backed securities .........................           (6)          132
         Loss on sale of fixed assets ...............................            4          --
         Release of ESOP shares .....................................          111         1,603
         Compensation earned under MRP ..............................          123           106
         Net decrease (increase) in mortgage loans held for sale ....         --              44
         Increase in other assets ...................................         (238)          (13)
         Increase (decrease) in other liabilities ...................          119           (22)
                                                                           -------      --------
               Net cash provided by operating activities ............        1,050         1,317
                                                                          -------       --------
Investing activities:
   Net increase in loans held for investment ........................       (7,663)       (5,385)
   Principal collected on mortgage-backed securities ................          229           348
   Purchases of investment securities classified as
             available-for-sale .....................................       (1,250)         --
   Purchases of mortgage-backed securities classified as
             available-for-sale .....................................       (1,532)       (1,576)
   Proceeds from sales or calls of mortgage-backed securities
             classified as available-for-sale .......................        1,508        12,645
   Proceeds from investment securities classified as
             held-to-maturity called by issuer ......................           10         3,847
   Purchases of Federal Home Loan Bank stock ........................         (160)         --
   Purchases of premises and equipment ..............................          (78)          (13)
                                                                          -------       --------
               Net cash provided by (used in) investing activities ..       (8,936)        9,866
                                                                          -------       --------

                              PIEDMONT BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                           (continued)

                                                                              Six Months Ended
                                                                                 December 31,
                                                                          ----------------------
                                                                             1997          1996
                                                                           -------      --------
Financing activities:
   Net increase (decrease) in time deposits .........................         (260)        3,024
   Net increase in other deposits ...................................        1,771         4,567
   Proceeds from borrowings .........................................       11,100        16,000
   Repayments of borrowings .........................................       (6,000)       (9,750)
   Cash dividends paid to shareholders ..............................         (515)      (18,394)
                                                                          -------       --------
               Net cash provided by (used in) financing activities ..        6,096        (4,553)
                                                                          -------       --------
               Increase (decrease) in cash and cash equivalents .....       (1,790)        6,630
Cash and cash equivalents at beginning of period ....................        4,645         2,670
                                                                          -------       --------
Cash and cash equivalents at end of period ..........................     $  2,855      $  9,300
                                                                          ========      ========
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest ......................................................     $  2,550      $  2,225
                                                                          ========      ========
      Income taxes ..................................................     $    430      $    330
                                                                          ========      ========
Supplemental disclosure of noncash transactions:
   Unrealized gains (losses) on available-for-sale securities,
      net of deferred taxes (benefit) of  $33 and $313 ..............     $    136      $    488
                                                                          ========      ========
   Dividends declared but unpaid ....................................          267           267
                                                                          ========      ========
   Transfer from loans receivable to real estate owned ..............          522          --
                                                                          ========      ========

See accompanying notes to financial statements.

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

2) Basis of Presentation

The consolidated financial statements include the accounts of the Parent and the Bank, together referred to as "the Company". All significant intercompany transactions and balances are eliminated in consolidation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheets and the reported amounts of income and expenses for the periods presented. Actual results could differ significantly from those estimates. In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of December 31, 1997 and for the three and six month periods ended December 31, 1997 and December 31, 1996 in conformity with generally accepted accounting principles. Operating results for the three and six month periods ended December 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1998.

3) Cash and Cash Equivalents

For  purposes  of  reporting  cash  flows,   the  Company   considers  cash  and
interest-bearing   deposits  in  other  financial   institutions  with  original
maturities of three months or less to be cash equivalents.

4) Adoption of Statements of Financial Accounting Standards ("SFAS")

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share". SFAS 128 establishes standards of computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings per Share", and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual

                      PIEDMONT BANCORP, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

4) Adoption of Statements of Financial Accounting Standards ("SFAS"), continued

presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of all prior period EPS data presented. The Company adopted SFAS 128 at December 31, 1997 and made all the required disclosures.

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

5)  Employee and Director Benefit Plans

The Company has an employee stock ownership plan ("ESOP") whereby an aggregate number of shares amounting to 211,600 were purchased for future allocation to employees. Contributions to the ESOP are made by the Bank on a discretionary basis, and are allocated among ESOP participants on the basis of relative compensation in the year of allocation. Benefits will vest in full upon five years of service with credit given for years of service prior to the conversion. The ESOP was funded by a $40,000 cash contribution from the Bank in December 1995 and a loan from the Parent in the amount of $2,690,677. The loan is secured by shares of stock purchased by the ESOP and is not guaranteed by the Bank. Principal and interest payments on this loan are funded primarily from discretionary contributions by the Bank. Dividends, if any, paid on shares held by the ESOP may also be used to reduce the loan. Dividends on unallocated shares which are used to repay debt are not reported as dividends in the consolidated financial statements but rather are recorded as an element of compensation expense. Dividends on allocated shares are credited to the accounts of the participants and reported as dividends in the consolidated financial statements. For the six month periods ended December 31, 1997 and 1996, ESOP-related compensation expense totaled $111,000 and $1,603,000, respectively. For the three month periods ended December 31, 1997 and 1996, ESOP-related compensation expense totaled $50,000 and $1,496,000, respectively. Additionally, in December of 1997 and 1996, 19,918 and 125,819 shares, respectively, were released to individual participant accounts. The significant expense and release and allocation of shares under the ESOP in the three and six month periods ending December 31, 1996, as compared to the same period in 1997, was attributable to the $7.00 special dividend paid on the Company's stock on December 6, 1996, and management's decision to use the dividends on unallocated shares to repay debt to the parent. At December 31, 1997, a total of 148,837 shares have been released and allocated to participants under the Plan and 62,763 shares remain unallocated.

                      PIEDMONT BANCORP, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

5)        Employee and Director Benefit Plans, continued

The Bank has a management recognition plan ("MRP") which serves as a means of providing existing directors and employees of the Bank with an ownership interest in the Company. On August 29, 1996, restricted stock awards of 105,800 shares were made to 38 directors, officers, and employees of the Bank. The shares awarded under the MRP were issued from authorized but unissued shares of common stock at no cost to recipients. The shares granted vest at a rate of 20% each year on the anniversary of the initial award of shares so that the shares will be completely vested at the end of five years. During the first six months of fiscal 1998, six MRP participants forfeited a total of 11,011 restricted, non-vested shares of the Company's stock and $36,000 of dividends previously paid to the participants on those restricted shares. The dividends refunded to the Bank have been reflected as an addition to equity in the same ratio the dividends were originally paid to the former participants. The Bank allocated 9,000 of the forfeited restricted shares to new MRP participants during the quarter ending December 31, 1997, leaving 3,425 restricted shares unallocated under the MRP. Compensation expense of $123,000 and $106,000 was recorded during the six month periods ended December 31, 1997 and 1996, respectively. During the three months ended December 31, 1997 and 1996, compensation expense was recorded of $56,000 and $79,000, respectively.

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

                      PIEDMONT BANCORP, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

7)  Earnings per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if the Company's dilutive stock options were exercised. The numerator of the basic net income per share computation is the same as the numerator of the diluted net income per share computaions for all periods presented A reconciliation of the denominator of the basic net income EPS computation is as follows:

                                             Three months ended               Six months ended
                                                 December 31,                   December 31,
                                           -----------------------        ------------------------
                                             1997          1996             1997          1996
Basic EPS denominator: weighted average
   number of common shares outstanding     2,688,037     2,653,254        2,684,302     2,605,496
Dilutive effect of stock options              25,627            -            25,867            -
                                           ---------     ---------        ---------     ---------
Diluted EPS denominator                    2,713,664     2,653,254        2,710,169     2,605,496

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Results of Operations for the Six Months Ended December 31, 1997 and 1996

Summary

For the six months ended December 31, 1997, the Company recorded net income of $777,000, or $0.29 basic and diluted earnings per share, compared to a net loss of $1,248,000, or $0.48 basic and diluted loss per share for the six months ended December 31, 1996. Earnings for the six months ended December 31, 1996 were adversely affected by a number of non-recurring items. For the six months ended December 31, 1996, the Company recorded $1,603,000 of compensation expense associated with the release and allocation of approximately 126,000 shares of common stock of the Parent to participants of the ESOP. This release and allocation of shares under the ESOP was mainly attributable to the $7.00 special dividend paid on the Parent's stock on December 6, 1996 and management's decision to use the special dividends paid on the unallocated shares of the Parent's common stock held by the ESOP to pre-pay the ESOP loan from the Parent to the ESOP. In addition, the Company recorded a provision for loan losses of $618,000, which resulted primarily from the charge off of approximately $510,000 in loans to a single borrower. Losses of $132,000 were recognized on the sale of investment securities, which were sold to fund the special dividend. Finally, earnings for the year reflect the $487,000 FDIC special assessment to recapitalize the Savings Association Insurance Fund ("SAIF") which the Company recorded during the first quarter. Without these non-recurring items, net income for the six month period would have been approximately $815,000 or $0.32 basic and diluted per share.

Net Interest Income

As shown in the table on the following page, tax-equivalent net interest income decreased $321,000 to $2,477,000 for the six months ended December 31, 1997 from $2,798,000 for the same period in 1996. Net interest income is analyzed on a tax-equivalent basis to adjust for the nontaxable status of income earned on certain investments such as municipal bonds.

                                                                                      Six Months Ended December 31,
                                                           -----------------------------------------------------------------------
                                                                          1997                                 1996
                                                            Average                   Yield/     Average                   Yield/
                                                            Balance     Interest      Rate(1)    Balance     Interest      Rate(1)
                                                           ----------------------------------   ----------------------------------
Assets:                                                                             (dollars in thousands)
Interest-earning assets:
  Interest-bearing deposits ..........................     $  1,634     $     30        3.79    $  3,069     $     67        4.3%
  FHLB common stock ..................................          991           36        7.27         880           32        7.21
  Taxable investment securities ......................       11,483          375        6.51      16,286          566        6.95
  Tax-exempt investment securities (2) ...............        3,914          156        7.97      10,916          418        7.65
  Loans receivable ...................................      104,831        4,432        8.46      94,422        3,974        8.40
                                                           --------     --------      ------    --------     --------      ------
Total interest-earning assets ........................      122,853        5,029        8.19     125,573        5,057        8.01
                                                                        --------      ------                 --------
Non-interest-earning assets ..........................        3,182                                3,006

     Total ...........................................     $126,035                             $128,579
                                                           ========                             ========

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
  Deposit accounts ...................................       83,119        1,985        4.78      73,953        1,751        4.70
  Borrowings .........................................       18,950          567        5.98      16,731          508        6.07
                                                           --------     --------      ------    --------     --------      ------
Total interest-bearing liabilities ...................      102,069        2,552        5.00      90,684        2,259        4.95

Non-interest-bearing liabilities .....................        3,055                                6,251
Stockholders' equity .................................       20,911                               31,644

     Total ...........................................     $126,035                             $128,579
                                                           ========                             ========

Net interest income and interest rate spread .........                  $  2,477        3.19                 $  2,798        3.06
                                                                        ========                             ========
Net interest-earning assets and net interest .........       20,784                     4.03    $ 34,889                     4.46
                                                           ========                             ========
Ratio of interest-earning assets to
     interest-bearing liabilities                                                     120.36                               138.47

(1) All information presented in this column is annualized with the exception of the ratio of interest-earning assets to interest bearing liabilities.

(2) Interest earned on tax-exempt investment securities has been adjusted to a tax-equivalent basis using the applicable federal and state rates of 34% and 7.50%, respectively, and reduced by the nondeductible protion of interest expense.

The decrease in net interest income is primarily due to a higher level of average interest-bearing liabilities during the six months ended December 31, 1997 compared to the same period in 1996. Average total investment securities declined $11.8 million while average loans receivable increased $10.4 million over the same six month period last year. Interest rate spread (on a tax-equivalent basis) increased to 3.19% for the six months ended December 31, 1997 from 3.06% for the same period in 1996 due primarily to a shift in the mix toward higher earning assets, principally loans receivable. Despite the increase in interest rate spread, net interest margin (on a tax-equivalent basis) decreased to 4.03% for the six months ended December 31, 1997 from 4.46% for the six months ended December 31, 1996. Net interest margin for the six months ended December 31, 1996 reflects return on conversion proceeds that were invested in loans and investment securities. Net interest margin for the six months ending December 31, 1997 reflects the liquidation of investment securities to fund the special dividend paid on December 6, 1996 that required increased liability funding of asset growth.

Provision for Loan Losses

The provision for loan losses for the six months ended December 31, 1997 totaled $48,000 compared to $618,000 for the same period last year. The unusually high provision last year resulted primarily from the charge off of approximately $510,000 of loans to a single borrower. There are no remaining outstanding loans to this borrower. The provision for loan losses is based on management's evaluation of the loan portfolio as discussed under "Financial Condition".

Other Income

Other income totaled $233,000 for the six months ended December 31, 1997 compared to $83,000 for the same period in 1996. The increase is primarily attributable to $132,000 of net losses recorded in the six months ended December 31, 1996 on investment securities sold to fund the special dividend paid on December 6, 1996. Another factor contributing to the increase is an increase of $16,000 in other income. This increase is primarily attributable to a $25,000 increase in rental income associated with the rental of the Company's former branch facility that commenced in December of 1996. Offsetting this increase is a $10,000 decline in merchant income.

Other Expenses

Other expenses totaled $1,401,000 for the six months ended December 31, 1997 compared to $3,475,000 for the same period in 1996. The significant decline was primarily attributable to two large non-recurring expenses that occurred in the six months ended December 31, 1996. The Company recorded a total of $1,603,000 of compensation expense associated with the release and allocation of approximately 126,000 shares of common stock to ESOP participants as of December 31, 1996. Such a large release and allocation of shares was made possible by the $7.00 special dividend and management's decision to use the special dividends paid on unallocated ESOP shares to prepay the ESOP loan. Approximately $1,428,000 of compensation expense associated with the release and allocation of approximately 103,000 shares was attributable to the special dividend and was considered to be non-recurring.

The second non-recurring other expense that occurred in the six months ended December 31, 1996 was the $487,000 one-time FDIC special assessment for the recapitalization of the SAIF. The assessment was levied on all depository institutions with SAIF-insured deposits and was calculated as 65.7 basis points on assessable deposits as of March 31, 1995. The Bank received a $45,000 refund of premiums paid for the quarter ended December 31, 1996 and has seen a benefit in the form of lower deposit insurance premiums during the six months ended December 31, 1997 as compared to the same period in 1996.

Without the effect of the non-recurring SAIF assessment and the non-recurring portion of ESOP-related compensation expense, other expenses would have totaled $1,560,000 for the six months ended December 31, 1996.

Income Tax Expense

The Company recorded income tax expense of $425,000 for the six months ended December 31, 1997 compared to an income tax benefit of $128,000 during the same period in 1996. The increase is attributable to the increase in taxable income in the six months ended December 31, 1997 compared to the same period in 1996.

Comparison of Results of Operations for the Three Months Ended December 31, 1997 and 1996

Summary

For the quarter ended December 31, 1997, the Company recorded net income of $363,000, or $0.13 basic and diluted earnings per share, compared to a net loss of $1,431,000, or $(0.54) basic and diluted loss per share, for the same quarter last year. The net loss in the prior period is largely attributable to non-recurring items. Compensation expense of $1,496,000 was recorded in association with the release and allocation of approximately 126,000 shares of common stock to ESOP participants discussed previously. In addition, a $597,000 provision for loan losses was recorded during the quarter which resulted primarily from the charge off of approximately $510,000 in loans to a single borrower. Finally, net losses of $106,000 were recognized on investments which were sold to assist in funding the special dividend paid on December 6, 1996. Without the effect of these non-recurring items, net income for the quarter would have totaled $319,000 or $0.12 basic and diluted earnings per share.

Net Interest Income

As shown in the table on the following page, tax-equivalent net interest income decreased $95,000 to $1,252,000 for the three months ended December 31, 1997 from $1,347,000 for the same period in 1996. Net interest income is analyzed on a tax-equivalent basis to adjust for the nontaxable status of income earned on certain investments such as municipal bonds.

                                                                                     Three Months Ended December 31,
                                                           -----------------------------------------------------------------------
                                                                          1997                                 1996
                                                            Average                   Yield/     Average                   Yield/
                                                            Balance     Interest      Rate(1)    Balance     Interest      Rate(1)
                                                           ----------------------------------   ----------------------------------
Assets:                                                                             (dollars in thousands)
Interest-earning assets:
  Interest-bearing deposits                                $  1,678     $   14        3.58%     $   4,495    $    51        4.50%
  FHLB common stock                                           1,044         19        7.28            862         15        6.90
  Taxable investment securities                              11,557        189        6.51         14,857        260        7.00
  Tax-exempt investment securities (2)                        3,929         78        7.94          8,649        165        7.63
  Loans receivable                                          106,595      2,245        8.42         95,735      2,004        8.36
                                                           --------     ------        ----      ---------     ------        ----
Total interest-earning assets                               124,803      2,545        8.16        124,598      2,495        8.00
                                                                        ------        ----                    ------
Non-interest-earning assets                                   3,319                                 2,737
                                                           --------                             ---------
     Total                                                 $128,122                             $ 127,335
                                                           ========                             =========

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
  Deposit accounts                                           83,562        992        4.75         75,675        892        4.68
  Borrowings                                                 20,326        301        5.92         16,572        256        6.18
                                                           --------     ------        ----      ---------     ------        ----
Total interest-bearing liabilities                          103,888      1,293        4.98         92,247      1,148        4.95
                                                           --------     ------        ----      ---------     ------        ----
Non-interest-bearing liabilities                              3,189                                 9,262
Stockholders' equity                                         21,045                                25,826
                                                           --------                             ---------
     Total                                                 $128,122                             $ 127,335
                                                           ========                             =========
Net interest income and interest rate spread                            $1,252        3.18%                  $ 1,347        3.05%
                                                                        ======                               =======
Net interest-earning assets and net interest margin        $ 20,915                   4.01%     $ 32,351                    4.32%
                                                           ========                             ========
Ratio of interest-earning assets to
    interest-bearing liabilities                                                    120.13                                135.07

(1) All information presented in this column is annualized with the exception of the ratio of interest-earning assets to interest bearing liabilities.
(2) Interest earned on tax-exempt investment securities has been adjusted to a tax-equivalent basis using the applicable federal and state rates of 34% and 7.50%, respectively, and reduced by the nondeductible protion of interest expense.


The decrease in net interest income is primarily due to a higher level of average interest-bearing liabilities during the three months ended December 31, 1997 compared to the same three month period in 1996. Average total investment securities declined $8.0 million while average loans receivable increased $10.8 million over the same three month period in 1996. Interest rate spread (on a tax-equivalent basis) increased to 3.18% for the three months ended December 31,

1997 from 3.05% for the same three month period in 1996 due primarily to a shift in the mix toward higher earning assets, principally loans receivable. Despite the increase in interest rate spread, net interest margin (on a tax-equivalent basis) decreased to 4.01% for the three months ended December 31, 1997 from 4.32% for the three months ended December 31, 1996. Net interest margin for the three months ended December 31, 1996 reflects return on conversion proceeds that were invested in loans and investments. Net interest margin for the three months ending December 31, 1997 reflects the liquidation of investment securities to fund the special dividend paid on December 6, 1996 that required increased liability funding of asset growth.

Provision for Loan Losses

The provision for loan losses for the three months ended December 31, 1997 totaled $24,000 compared to $597,000 for the same period in 1996. The provision for the three months ended December 31, 1996 resulted primarily from the charge off of approximately $510,000 of loans to a single borrower. The provision for loan losses is based on management's evaluation of the loan portfolio as discussed under "Financial Condition".

Other Income

Other income totaled $96,000 for the three months ended December 31, 1997 compared to $(19,000) for the same period in 1996. Included in other income for the three months ended December 31, 1996 is a $106,000 net loss on investments sold to assist in funding the special dividend. Without the effect of this non-recurring loss other income would have totaled $87,000.

Other Expenses

Other expenses totaled $730,000 for the three months ended December 31, 1997 compared to $2,261,000 for the same period in 1996. The significant decrease was largely attributable to the Company recording $1,496,000 of compensation expense associated with the release and allocation of approximately 126,000 shares of common stock to ESOP participants as of December 31, 1996. Such a large release and allocation of shares was made possible by the $7.00 special dividend and management's decision to use the special dividends paid on unallocated ESOP shares to prepay the ESOP loan. Approximately $1,428,000 of compensation expense associated with the release and allocation of approximately 103,000 shares was attributable to the special dividend and therefore considered to be non-recurring.

Without the effect of the non-recurring portion of ESOP-related compensation expense, other expenses would have totaled $833,000 for the three months ended December 31, 1997, or $103,000 greater than total other expenses for the three months ended December 31, 1997. Compensation expense, excluding the non-recurring portion, totaled $544,000 for the three months ended December 31, 1996, or $142,000 more than the same period 1997. The primary reasons for the decrease in compensation expense are lower management and employee bonuses as well as fewer employees in the three months ended December 31, 1997 as compared to the same period in 1996. The decline in compensation expense was offset by increases in deposit insurance premiums, professional fees and other expenses.

Income Tax Expense

The Company recorded income tax expense of $202,000 for the three months ended December 31, 1997 compared to an income tax benefit of $164,000 during the same period in 1996. The increase is attributable to the increase in taxable income in the three months ended December 31, 1997 compared to the same period in 1996.

Financial Condition

CHANGES IN FINANCIAL CONDITION

Total assets increased to $130.2 million at December 31, 1997 from $122.8 million at June 30, 1997. During the six months ended December 31, 1997, loans grew by $7.0 million to $107.2 million at December 31, 1997. Loan growth was funded largely with (1) advances from the Federal Home Loan Bank which increased by $5.1 million to $21.6 million at December 31, 1997 from $16.5 million at June 30, 1997, and (2) deposits which increased by $1.5 million to $86.4 million at December 31, 1997 from $84.9 million at June 30, 1997.

Stockholders' equity increased from $20.4 million at June 30, 1997 to $21.1 million at December 31, 1997. As discussed in note 5 to the financial statements of this report, during the six months ended December 31, 1997, two MRP participants forfeited 11,011 restricted, non-vested shares of the Company's stock and $36,000 of dividends previously paid to the participants on those restricted shares. The dividends refunded to the Bank have been reflected as an addition to equity in the same ratio the dividends were originally paid to the former participants. The Bank allocated 9,000 of the forfeited restricted shares to new MRP participants during the quarter ending December 31, 1997, leaving 3,425 restricted shares unallocated under the MRP.

ASSET QUALITY

Nonperforming Assets and Risk Assets

Nonperforming assets include nonaccrual loans, restructured loans and real estate owned. The table on the following page presents information on nonperforming assets and loans contractually past due but still accruing at December 31, 1997 and June 30, 1997.

                                                     December 31,       June 30
                                                         1997             1997
                                                       --------        --------
                                                              (in thousands)
Total nonaccrual loans .........................       $    422        $    803
Total restructured loans .......................           --              --
                                                       --------        --------
     Total nonperforming loans .................            422             803
Real estate owned ..............................            522            --
Total nonperforming assets .....................            944             803

Accruing loans, delinquent 90 days or more .....            218             244
                                                       --------        --------

Total risk assets ..............................       $  1,162        $  1,047
                                                       ========        ========

Nonperforming loans to total loans .............           0.39%           0.80%
Nonperforming assets to total assets ...........           0.73%           0.65%
Risk assets to total assets ....................           0.89%           0.85%
Allowance for loan losses to:
   Total nonperforming assets ..................          0.93x           0.99x
   Total risk assets ...........................          0.76x           0.76x
Total assets ...................................       $130,167        $122,761
Total loans, net ...............................       $107,225        $100,173
Allowance for loan losses ......................            879             796

The primary change in nonperforming assets from June 30, 1997 to December 31, 1997 was the foreclosure and transfer of property from loans receivable to real estate owned. Management has reviewed the collateral for nonperforming assets and believes that collateral values related to the loans and real estate owned exceeds such balances. The real estate owned consists of one undeveloped tract of land that was foreclosed by the Company during the three months ended December 31, 1997. At December 31, 1997 and June 30, 1996, the recorded investment in loans that are considered to be impaired under SFAS No. 114 (statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan") was $113,000 and $580,000, respectively. Impaired loans totaling $113,000 at December 31, 1997 and $458,000 at June 30, 1997 were in non-accrual status. There was no related allowance for credit losses associated with these loans as determined in accordance with SFAS No. 114, however, approximately $17,000 and $87,000 of the general allowance for loan losses is allocated to impaired loans at December 31, 1997 and June 30, 1997, respectively. Management has included this review among the factors considered in the evaluation of the allowance for possible loan losses.

Provision and Allowance for Loan Losses

The following table summarizes the activity in the allowance for loan losses for the three and six months ended December 31, 1997 and 1996, respectively.

                                        Three months ended      Six months ended
                                          December 31,             December 31,
                                        ------------------     -----------------
                                          1997       1996        1997      1996
                                         -----      -----      -----      -----
Balance at the beginning of period .     $ 854      $ 629      $ 796      $ 608
Provision for loan losses ..........        24        597         48        618
Recoveries .........................         5          1         39          1
Loans charged off ..................        (4)      (512)        (4)      (512)
                                         -----      -----      -----      -----
Balance at the end of period .......     $ 879      $ 715      $ 879      $ 715



At December 31, 1997, the allowance for loan losses was 0.82% of total loans, compared to 0.79% of total loans at June 30, 1997 and 0.74% of total loans at December 31, 1996.

The levels of the provision and allowance for loan losses are based on management's ongoing evaluation of the risk characteristics of the loan portfolio considering current economic conditions, financial condition of borrowers, growth and composition of the loan portfolio, collateral values, the relationship of the allowance for loan losses to outstanding loans, the level of nonperforming loans that have been identified as potential problems, past and expected loss experience, results of the most recent regulatory examinations, and other factors deemed relevant by management. Management actively maintains a current loan watch list and knows of no other loans which are material and (1) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (2) represent material credits about which management has serious doubts as to the ability of such borrowers to comply with the loan repayment terms. Based on management's evaluation of the loan portfolio, as described above, the Company recorded a $48,000 provision for loan losses for the six months ended December 31, 1997 compared to a $618,000 provision for the same period in 1996. The primary reason for the large decrease in the provision for loan losses in 1997 compared to 1996 was a $597,000 provision for loan losses that was recorded in 1996 which resulted primarily from the charge off of approximately $510,000 in loans to a single borrower.


LIQUIDITY AND INTEREST RATE RISK MANAGEMENT

Liquidity is the ability to raise funds or convert assets to cash in order to meet customer and operating needs. The Company's primary sources of liquidity are its portfolio of investment securities available-for-sale, principal and interest payments on loans and mortgage-backed securities, interest income from investment securities, maturities of investment securities held-to-maturity, increases in deposits, and advances from the FHLB of Atlanta. At December 31, 1997, the Bank had $8.4 million of credit available from the FHLB which would be collateralized by a blanket lien on qualifying loans secured by first mortgages on 1-4 family residences. Additional amounts may be made available under this blanket floating lien or by using investment securities as collateral. Management believes that it will have sufficient funds available to meet its anticipated future loan commitments as well as other liquidity needs.

Interest rate risk is the sensitivity of interest income and interest expense to changes in interest rates. Management structures the Company's assets and liabilities in an attempt to protect net interest income from large fluctuations associated with changes in interest rates. At December 31, 1997, the Company had a one year liability-sensitive gap position of $4.4 million or 3.49% of interest-earning assets. A liability-sensitive gap position generally indicates that net interest income would increase in a declining rate environment and would experience downward pressure in a rising rate environment. The Company had a cumulative one year asset-sensitive gap position of $5.6 million or 2.24% of interest-earning assets at June 30, 1997. The liability-sensitive gap position is primarily attributable to the growth of customer deposits with maturities of less than one year. The Company will continue to actively manage its balance sheet in order protect net interest income from changes in interest rates.

It should be noted that these measures reflect the interest-sensitivity of the balance sheet as of a specific date and are not necessarily indicative of future results. Because of this and other limitations, management also monitors interest rate sensitivity through the use of a model which estimates the change in net portfolio value and net interest income in response to a range of assumed changes in market interest rates. Based on interest sensitivity measures as of December 31, 1997, management believes that its interest rate risk is at an acceptable level.

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

At December 31, 1997, the Bank was in compliance with all of the aforementioned capital requirements.

As of December 31, 1997, the FDIC categorized the Bank as "well-capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well-capitalized", the Bank must meet minimum ratios for total risk-based, and Tier I leverage (the ratio of Tier I capital to average assets) of 10% and 5%, respectively. There have been no events or conditions since notification that management believes have changed the Bank's category.

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

ITEM 1.   LEGAL PROCEEDINGS
          None

ITEM 2.   CHANGES IN SECURITIES
          Not applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)       The Registrant's Annual Meeting of Shareholders was held on
          November 12, 1997

(b)       Not applicable

(c)       1.   All the nominees for Director listed under the caption  "Election of Directors" in the  Registrant's  Proxy Statement dated October
               3, 1997, were duly elected Directors of the Registrant. 27% of the outstanding shares were voted. Of the 751,759 shares voted, each director received at least 745,499 or 99% in favor, with 5,300 votes abstained.


          2. The ratification of the selection of KPMG Peat Marwick LLP as independent auditors for the Registrant as described under the caption "Ratification or Selection of Independent Auditor" in the Registrant's Proxy Statement dated October 3, 1997, was approved by an affirmative vote of 746,459 shares or 99.3% of the shares that voted, with 5,300 votes abstained.



ITEM 5.   OTHER INFORMATION
          Not applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          (a) Exhibits
          None

          (b) Reports on Form 8-K
          None

                                   SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized



Date: February 17, 1998                        By:  /s/ D. Tyson Clayton
                                                    --------------------
                                                    D. Tyson Clayton
                                                    President


Date: February 17, 1998                        By:  /s/ Thomas W. Wayne
                                                    ------------------
                                                    Thomas W. Wayne
                                                    Vice President and principal
                                                    financial officer