Form 10-Q
period 1998-03-31
PIEDMONT BANCORP INC
filed 1998-05-13
CIK 948019

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                 March 31, 1998
                              ---------------------

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

                                [ X ] Yes [  ] No

As of May 13, 1998, 2,750,800 shares of the registrant's common stock, no par value, were outstanding. The registrant has no other classes of securities outstanding.

Part I. FINANCIAL INFORMATION
Item 1 - Financial Statements

                      PIEDMONT BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                                                   March 31,        June 30,
                                                                     1998             1997
                                                                  (unaudited)          *
                                                                   ---------      ---------
                                                                 (in thousands, except shares)
                         Assets
Cash .........................................................     $     830      $     879
Interest-bearing deposits in other financial institutions ....         1,271          3,766
Investment securities:
   Available-for-sale ........................................        12,024         10,866
   Held-to-maturity ..........................................         3,579          3,341
Loans receivable (net of allowance for loan losses of $914 and
   $796 at March 31, 1998 and June 30, 1997, respectively) ...       110,694        100,173
Federal Home Loan Bank stock, at cost ........................         1,109            920
Premises and equipment .......................................         1,308          1,205
Real estate owned ............................................          --             --
Prepaid expenses and other assets ............................         2,013          1,611
                                                                   ---------      ---------
          Total assets .......................................     $ 132,828      $ 122,761
                                                                   =========      =========
             Liabilities and Stockholders' Equity
                      Liabilities
Deposits :
   Demand, non-interest bearing ..............................         2,175          2,074
   Savings, NOW and MMDA .....................................        31,802         28,594
   Certificates of Deposit ...................................        54,346         54,192
                                                                   ---------      ---------
                                                                      88,323         84,860
Advances from the Federal Home Loan Bank .....................        21,700         16,500
Accrued expenses and other liabilities .......................         1,421            985
                                                                   ---------      ---------
     Total liabilities .......................................       111,444        102,345
                                                                   ---------      ---------
                     Stockholders' Equity

Preferred stock, no par value, 5,000,000 shares authorized;
   none issued ...............................................          --             --
Common stock, no par value, 20,000,000 shares authorized;
   2,750,800 shares issued and outstanding ...................         9,130          9,143
Unearned ESOP shares .........................................          (739)          (933)
Unamortized deferred compensation ............................        (1,025)        (1,269)
Unallocated restricted stock .................................           (61)           (21)
Retained earnings, substantially restricted (note 6) .........        14,007         13,580
Unrealized holding losses on available-for-sale securities ...            72            (84)
                                                                   ---------      ---------
      Total stockholders' equity .............................        21,384         20,416
                                                                   ---------      ---------

          Total liabilities and stockholders' equity .........     $ 132,828      $ 122,761
                                                                   =========      =========

* Derived from audited financial statements
See accompanying notes to consolidated financial statements.

                                       PIEDMONT BANCORP, INC. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                                                                     Three Months Ended        Nine Months Ended
                                                                          March 31,                 March 31,
(In thousands, except per share data)                                1998          1997        1998          1997
                                                                    -------      -------      -------     -------
Interest income:
   Interest on loans ..........................................     $ 2,333      $ 2,013      $ 6,765     $ 5,987
   Interest on deposits in other financial institutions .......          12           17           42          84
   Interest and dividends on investment securities ............         254          268          762       1,120
                                                                    -------      -------      -------     -------
            Total interest income .............................       2,599        2,298        7,569       7,191
                                                                    -------      -------      -------     -------
Interest expense:
   Interest on deposits .......................................         987          914        2,972       2,665
   Interest on borrowings .....................................         315          244          882         752
                                                                    -------      -------      -------     -------
            Total interest expense ............................       1,302        1,158        3,854       3,417
                                                                    -------      -------      -------     -------
Net interest income ...........................................       1,297        1,140        3,715       3,774
Provision for loan losses .....................................          24           20           72         638
                                                                    -------      -------      -------     -------
            Net interest income after provision for loan losses       1,273        1,120        3,643       3,136
                                                                    -------      -------      -------     -------
Other income:
   Customer service and other fees ............................          53           50          157         149
   Mortgage loan servicing fees ...............................          15           21           54          65
   Gain (loss) on sale of investment securities ...............        --           --              6        (132)
   Lower-of-cost or market adjustment on loans held-for-sale ..         (24)         (18)          12          22
   Gain on sale of real estate owned ..........................         114         --            114        --
   Other ......................................................          49           17           97          49
                                                                    -------      -------      -------     -------
            Total other income ................................         207           70          440         153
                                                                    -------      -------      -------     -------
Other expenses:
   Compensation and fringe benefits ...........................         430          374        1,255       2,762
   SAIF recapitalization assessment ...........................        --           --           --           487
   Data and items processing ..................................          69           63          185         186
   Deposit insurance premiums .................................          13           13           39          58
   Occupancy expense ..........................................          32           25           84          86
   Furniture and equipment expense ............................          32           30           83          92
   Professional fees ..........................................          52           28          145          98
   Other ......................................................         158           84          396         323
                                                                    -------      -------      -------     -------
            Total other expenses ..............................         786          617        2,187       4,092
                                                                    -------      -------      -------     -------
            Income (loss) before income tax expense ...........         694          573        1,896        (803)
Income tax expense (benefit) ..................................         247          201          672          73
                                                                    -------      -------      -------     -------
                  Net income (loss) ...........................     $   447      $   372      $ 1,224     $  (876)
                                                                    =======      =======      =======     =======
Net income (loss) per share - basic ...........................     $  0.17      $  0.14      $  0.46     $ (0.33)
Net income (loss) per share - diluted .........................     $  0.16      $  0.14      $  0.45     $ (0.33)

                                     PIEDMONT BANCORP, INC. AND SUBSIDIARY
                          STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY (unaudited)

                                                                                     Unearned     Unamortized
                                                       Shares           Common         ESOP        Deferred
                                                     Outstanding        Stock        Shares      Compensation
                                                     -----------        -----        ------      ------------
                                                                         (dollars in thousands)
Balance at June 30, 1996 .........................     2,645,000      $ 25,398       $ (2,552)      $   --
      Net income .................................          --            --             --             --
      Issuance of restricted stock ...............       105,800         1,587           --           (1,587)
      Release of ESOP shares .....................          --             105          1,545           --
      Amortization of unearned compensation ......          --            --             --              161
      Forfeiture of restricted stock and
         related dividends- ......................          --             105           --              224
      Allocation of restricted stock .............          --             (60)          --             (143)
      Tax benefit of dividends on restricted stock          --             279           --             --
      Cash dividends .............................          --         (19,763)          --             --
      Change in unrealized holding gains (losses),
         net of income taxes .....................          --            --             --             --
                                                       ---------     ---------      ---------      ---------
Balance at March 31, 1997 ........................     2,750,800     $   7,651      $  (1,007)     $  (1,345)
                                                       =========     =========      =========      =========


Balance at June 30, 1997 .........................     2,750,800     $   9,143      $    (933)     $  (1,269)
      Net income .................................          --            --             --             --
      Release of ESOP shares .....................          --             (33)           194           --
      Amortization of unearned compensation ......          --            --             --              193
      Forfeiture of restricted stock .............          --            --             --              146
      Allocation of restricted stock .............          --             (11)          --              (95)
      Tax benefit of dividends on restricted stock          --              (5)          --             --
      Cash dividends declared, net of
         forfeited dividends on restricted stock .          --              36           --             --
      Change in unrealized holding gains (losses),
         net of income taxes .....................          --            --             --             --
                                                       ---------     ---------      ---------      ---------
Balance at March 31, 1998 ........................     2,750,800     $   9,130      $    (739)     $  (1,025)
                                                       =========     =========      =========      =========

                                     PIEDMONT BANCORP, INC. AND SUBSIDIARY
                          STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY (unaudited)
                                                  (continued)


                                                     Unallocated                      Unrealized       Total
                                                      Restricted      Retained     holding gain     Stockholders'
                                                         Stock         Earnings       (losses)        Equity
                                                         -----         --------       --------        ------
Balance at June 30, 1996 .........................     $    --        $  14,783      $    (579)     $  37,050
      Net income .................................          --             (876)          --             (876)
      Issuance of restricted stock ...............          --             --             --             --
      Release of ESOP shares .....................          --             --             --            1,650
      Amortization of unearned compensation ......          --             --             --              161
      Forfeiture of restricted stock and
         related dividends- ......................          (224)           2             --              107
      Allocation of restricted stock .............           203           --             --             --
      Tax benefit of dividends on restricted stock          --             --             --              279
      Cash dividends .............................          --            1,128           --          (18,635)
      Change in unrealized holding gains (losses),
         net of income taxes .....................          --             --              364            364
                                                       ---------      ---------      ---------      ---------
Balance at March 31, 1997 ........................     $     (21)     $  15,037      $    (215)     $  20,100
                                                       =========      =========      =========      =========


Balance at June 30, 1997 .........................     $     (21)     $  13,580      $     (84)     $  20,416
      Net income .................................          --            1,224           --            1,224
      Release of ESOP shares .....................          --             --             --              161
      Amortization of unearned compensation ......          --             --             --              193
      Forfeiture of restricted stock .............          (146)          --             --             --
      Allocation of restricted stock .............           106           --             --             --
      Tax benefit of dividends on restricted stock          --             --             --               (5)
      Cash dividends declared, net of
         forfeited dividends on restricted stock .          --             (797)          --             (761)
      Change in unrealized holding gains (losses),
         net of income taxes .....................          --             --              156            156
                                                       ---------      ---------      ---------      ---------
Balance at March 31, 1998 ........................     $     (61)     $  14,007      $      72      $  21,384
                                                       =========      =========      =========      =========

See accompanying notes to consolidated financial statements.

                                      PIEDMONT BANCORP, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)


                                                                                             Nine Months Ended
                                                                                                 March 31,
                                                                                            1998           1997
                                                                                          --------      --------
Operating activities:
   Net income ........................................................................     $  1,224      $   (876)
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation ................................................................           75            68
         Net amortization (accretion) ................................................           84            67
         Provision for loan losses ...................................................           72           638
         Net (gain) loss on sale of investments and mortgage-backed securities .......           (6)          132
         Loss on sale of fixed assets ................................................            4          --
         Gain on sale of real estate owned ...........................................         (114)         --
         Release of ESOP shares ......................................................          161         1,650
         Compensation earned under MRP ...............................................          193           161
         Net decrease (increase) in mortgage loans held for sale .....................       (1,563)          287
         Increase in other assets ....................................................         (476)          (68)
         Increase (decrease) in other liabilities ....................................          388           (26)
                                                                                           --------      --------
               Net cash provided by operating activities .............................           42         2,033
                                                                                           --------      --------
Investing activities:
   Net increase in loans held for investment .........................................       (9,599)       (5,846)
   Principal collected on mortgage-backed securities .................................          375           458
   Purchases of investment securities classified as available-for-sale ...............       (1,250)         --
   Purchases of mortgage-backed securities classified as available-for-sale ..........       (1,532)       (1,576)
   Purchases of investment securities classified as held-to-maturity .................         (307)         --
   Proceeds from sales or calls of mortgage-backed securities classified
      as available-for-sale...........................................................        1,508        12,645
   Proceeds from investment securities classified as held-to-maturity called by issuer           55         3,847
   Purchases of Federal Home Loan Bank stock .........................................         (189)         --
   Purchases of premises and equipment ...............................................         (182)          (17)
   Proceeds from sale of real estate owned ...........................................          636          --
                                                                                           --------      --------
               Net cash provided by (used in) investing activities ...................      (10,485)        9,511
                                                                                           --------      --------
Financing activities:
   Net increase (decrease) in time deposits ..........................................          154         3,544
   Net increase in other deposits ....................................................        3,309         5,015
   Proceeds from borrowings ..........................................................       14,200        11,000
   Repayments of borrowings ..........................................................       (9,000)      (12,750)
   Cash dividends paid to shareholders ...............................................         (764)      (18,599)
                                                                                           --------      --------
               Net cash provided by (used in) financing activities ...................        7,899       (11,790)
                                                                                           --------      --------
               Increase (decrease) in cash and cash equivalents ......................       (2,544)         (246)
Cash and cash equivalents at beginning of period .....................................        4,645         2,670
                                                                                           --------      --------
Cash and cash equivalents at end of period ...........................................     $  2,101      $  2,424
                                                                                           ========      ========

                                      PIEDMONT BANCORP, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                                   (continued)


                                                                                             Nine Months Ended
                                                                                                 March 31,
                                                                                            1998           1997
                                                                                          --------      --------
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest .......................................................................     $  3,837      $  3,386
                                                                                           ========      ========
      Income taxes ...................................................................     $    251      $    339
                                                                                           ========      ========
Supplemental disclosure of noncash transactions:
   Unrealized gains (losses) on available-for-sale securities,
      net of deferred taxes of  $100 and $234 ........................................     $    156      $    364
                                                                                           ========      ========
   Dividends declared but unpaid .....................................................          269           267
                                                                                           ========      ========
   Transfer from loans receivable to real estate owned ...............................          522          --
                                                                                           ========      ========

See accompanying notes to financial statements.

                     PIEDMONT BANCORP, INC. and SUBSIDIARY
                   Notes to Consolidated Financial Statements


1) Organization and Operations

Piedmont Bancorp, Inc., ("the Parent") is a bank holding company, formed in December 1995, which owns all of the outstanding common stock of Hillsborough Savings Bank, Inc. SSB ("the Bank"). The Bank amended and restated its charter to effect its conversion from a North Carolina chartered mutual savings bank to a North Carolina chartered stock savings bank in December 1995. The Bank is primarily engaged in the business of obtaining deposits and providing loans to the general public. The principal activity of the Parent is ownership of the Bank.

2) Basis of Presentation

The consolidated financial statements include the accounts of the Parent and the Bank, together referred to as "the Company". All significant intercompany transactions and balances are eliminated in consolidation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheets and the reported amounts of income and expenses for the periods presented. Actual results could differ significantly from those estimates. In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of March 31, 1998 and for the three and nine month periods ended March 31, 1998 and March 31, 1997 in conformity with generally accepted accounting principles. Operating results for the three and nine month periods ended March 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1998.

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

In February 1997, the FASB issued Statement of Financial Accounting Standards No. 129 ("SFAS 129"), "Disclosure of Information about Capital Structure". SFAS 129 establishes standards for disclosing information about an entity's capital structure and is applicable to all entities. It contains no change in disclosure requirements for entities that were previously subject to the requirements of APB Opinion No. 10, "Omnibus Opinion - 1966", APB Opinion No. 15, "Earnings Per Share", and Statement of Financial Accounting Standards No. 47, "Disclosure of Long-Term Obligations". SFAS 129 is effective for financial statements for periods ending after December 15, 1997. The Company adopted SFAS 129 at December 31, 1997 with no impact on its consolidated financial statements.

5)  Employee and Director Benefit Plans

The Company has an employee stock ownership plan ("ESOP") whereby an aggregate number of shares amounting to 211,600 were purchased for future allocation to employees. Contributions to the ESOP are made by the Bank on a discretionary basis, and are allocated among ESOP participants on the basis of relative compensation in the year of allocation. Benefits will vest in full upon five years of service with credit given for years of service prior to the conversion. The ESOP was funded by a $40,000 cash contribution from the Bank in December 1995 and a loan from the Parent in the amount of $2,690,677. The loan is secured by shares of stock purchased by the ESOP and is not guaranteed by the Bank. Principal and interest payments on this loan are funded primarily from discretionary contributions by the Bank. Dividends, if any, paid on shares held by the ESOP may also be used to reduce the loan. Dividends on unallocated shares which are used to repay debt are not reported as dividends in the consolidated financial statements but rather are recorded as an element of compensation expense. Dividends on allocated shares are credited to the accounts of the participants and reported as dividends in the consolidated financial statements. For the nine month periods ended March 31, 1998 and 1997, ESOP-related compensation expense totaled $161,000 and $1,650,000, respectively. For the three month periods ended March 31, 1998 and 1997, ESOP-related compensation expense totaled $50,000 and $47,000, respectively. Additionally, in December of 1997 and 1996, 19,918 and 125,819 shares, respectively, were released to individual participant accounts. The significant expense and release and allocation of shares under the ESOP in the three and nine month periods ending March 31, 1997, as compared to the same period in 1998, was attributable to the $7.00 special dividend paid on the Company's stock on December 6, 1996, and management's decision to use the dividends on unallocated shares to repay debt to the parent. At March 31, 1998, a total of 148,837 shares have been released and allocated to participants under the Plan and 62,763 shares remain unallocated.

                     PIEDMONT BANCORP, INC. and SUBSIDIARY
                   Notes to Consolidated Financial Statements


5)        Employee and Director Benefit Plans, continued

The Bank has a management recognition plan ("MRP") which serves as a means of providing existing directors and employees of the Bank with an ownership interest in the Company. On August 29, 1996, restricted stock awards of 105,800 shares were made to 38 directors, officers, and employees of the Bank. The shares awarded under the MRP were issued from authorized but unissued shares of common stock at no cost to recipients. The shares granted vest at a rate of 20% each year on the anniversary of the initial award of shares so that the shares will be completely vested at the end of five years. During the first nine months of fiscal 1998, seven MRP participants forfeited a total of 11,645 restricted, non-vested shares of the Company's stock and $40,000 of dividends previously paid to the participants on those restricted shares. The dividends refunded to the Bank have been reflected as an addition to equity in the same ratio the dividends were originally paid to the former participants. The Bank allocated 9,000 of the forfeited restricted shares to new MRP participants during the nine months ending March 31, 1998, leaving 4,059 restricted shares unallocated under the MRP. Compensation expense of $193,000 and $161,000 was recorded during the nine month periods ended March 31, 1998 and 1997, respectively. During the three months ended March 31, 1998 and 1997, compensation expense was recorded of $70,000 and $55,000, respectively.

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

                     PIEDMONT BANCORP, INC. and SUBSIDIARY
                   Notes to Consolidated Financial Statements

7)  Earnings per Share

Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur if the Company's dilutive stock options were exercised. The numerator of the basic EPS computation is the same as the numerator of the diluted EPS computaions for all periods presented A reconciliation of the denominator of the basic EPS computation is as follows:

                                               Three months ended          Nine months ended
                                                    March 31,                  March 31,
                                            -----------------------     -----------------------
                                               1998          1997          1998           1997
                                            ---------     ---------     ---------     ---------
Basic EPS denominator: weighted average
   number of common shares outstanding      2,690,574     2,670,386     2,683,500     2,627,126
Dilutive effect of stock options ......        26,735        19,156        26,208        16,524
                                            ---------     ---------     ---------     ---------
Diluted EPS denominator ...............     2,717,309     2,689,542     2,709,708     2,643,650
                                            =========     =========     =========     =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Results of Operations for the Nine Months Ended March 31, 1998 and 1997

Summary
For the nine months ended March 31, 1998, the Company recorded net income of $1,224,000, or $0.46 basic and $0.45 diluted earnings per share, compared to a net loss of $876,000, or $0.33 basic and diluted loss per share for the nine months ended March 31, 1997. Earnings for the nine months ended March 31, 1997 were adversely affected by a number of non-recurring items. For the nine months ended March 31, 1997, the Company recorded $1,650,000 of compensation expense associated with the release and allocation of approximately 126,000 shares of common stock of the Parent to participants of the ESOP. This release and allocation of shares under the ESOP was mainly attributable to the $7.00 special dividend paid on the Parent's stock on December 6, 1996 and management's decision to use the special dividends paid on the unallocated shares of the Parent's common stock held by the ESOP to pre-pay the ESOP loan from the Parent to the ESOP. In addition, the Company recorded a provision for loan losses of $638,000, which resulted primarily from the charge off of approximately $510,000 in loans to a single borrower. Losses of $132,000 were recognized on the sale of investment securities, which were sold to fund the special dividend. Finally, earnings for the nine month period reflect the $487,000 FDIC special assessment to recapitalize the Savings Association Insurance Fund ("SAIF") which the Company recorded during the first quarter. Without these non-recurring items, net income for the nine month period would have been approximately $1,187,000 or $0.46 basic and diluted earnings per share.

Net Interest Income
As shown in the table on the following page, tax-equivalent net interest income decreased $162,000 to $3,806,000 for the nine months ended March 31, 1998 from $3,968,000 for the same period in 1997. Net interest income is analyzed on a tax-equivalent basis to adjust for the nontaxable status of income earned on certain investments such as municipal bonds.

                                                                                Nine Months Ended March 31,
                                                       -----------------------------------------------------------------------------
                                                                        1998                                   1997
                                                       --------------------------------------  -------------------------------------
                                                                                   Average                                   Average
                                                        Average                    Yield/       Average                      Yield/
                                                        Balance       Interest     Rate(1)      Balance       Interest       Rate(1)
                                                        -------       --------     -------      -------       --------       -------
                                                                                    (dollars in thousands)
Assets:
Interest-earning assets:
  Interest-bearing deposits .......................... $  1,631      $     42        3.43%      $  2,601      $     84         4.30%
  FHLB common stock ..................................    1,029            56        7.26            886            48         7.22
  Taxable investment securities ......................   11,460           560        6.52         15,235           769         6.73
  Tax-exempt investment securities (2) ...............    3,941           236        7.98          8,271           497         8.02
  Loans receivable ...................................  106,273         6,765        8.49         95,167         5,987         8.39
                                                       --------      --------        ----       --------      --------         ----
Total interest-earning assets ........................  124,334         7,659        8.21        122,160         7,385         8.06
                                                                     --------        ----                     --------
Non-interest-earning assets ..........................    3,288                                    3,217
                                                       --------                                 --------
     Total ........................................... $127,622                                 $125,377
                                                       ========                                 ========

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
  Deposit accounts ...................................   83,864         2,972        4.72         75,700         2,665         4.69
  Borrowings .........................................   19,675           882        5.98         16,725           752         6.00
                                                       --------      --------        ----       --------      --------         ----
Total interest-bearing liabilities ...................  103,539         3,854        4.96         92,425         3,417         4.93
                                                                     --------        ----                     --------
Non-interest-bearing liabilities .....................    3,019                                    5,214
Stockholders' equity .................................   21,064                                   27,738
                                                       --------                                 --------
     Total ........................................... $127,622                                 $125,377
                                                       ========                                 ========

Net interest income and interest rate spread .........               $  3,805        3.25%                    $  3,968         3.13%

Net interest-earning assets and net interest marg$n ..   20,795                      4.08%      $ 29,735                       4.33%
                                                       ========                                 ========
Ratio of interest-earning assets to interest-bearing
liabilities ..........................................                             120.08%                                   132.17%

(1) All information presented in this column is annualized with the exception of the ratio of interest-earning assets to interest bearing liabilities. (2) Interest earned on tax-exempt investment securities has been adjusted to a tax-equivalent basis using the applicable federal and state rates of 34% and 7.50%, respectively, and reduced by the nondeductible portion of interest expense.

The decrease in net interest income is primarily due to a higher level of average interest-bearing liabilities during the nine months ended March 31, 1998 compared to the same period in 1997. Average total investment securities declined $8.9 million while average loans receivable increased $11.1 million over the same nine month period last year. Interest rate spread (on a tax-equivalent basis) increased to 3.25% for the nine months ended March 31, 1998 from 3.13% for the same period in 1997 due primarily to a shift in the mix toward higher earning assets, principally loans receivable. Despite the increase in interest rate spread, net interest margin (on a tax-equivalent basis) decreased to 4.08% for the nine months ended March 31, 1998 from 4.33% for the nine months ended March 31,1997. Net interest margin for the nine months ended March 31, 1997 reflects return on conversion proceeds that were invested in loans and investment securities. Net interest margin for the nine months ending March 31, 1998 reflects the liquidation of investment securities to fund the special dividend paid on December 6, 1996 that required increased liability funding of asset growth.

Provision for Loan Losses
The provision for loan losses for the nine months ended March 31, 1998 totaled $72,000 compared to $638,000 for the same period in 1997. The unusually high provision in 1997 resulted primarily from the charge off of approximately $510,000 of loans to a single borrower. The provision for loan losses is based on management's evaluation of the loan portfolio as discussed under "Financial Condition".

Other Income
Other income totaled $440,000 for the nine months ended March 31, 1998 compared to $153,000 for the same period in 1997. The increase is attributable to $132,000 of net losses recorded in the nine months ended March 31, 1997 on investment securities sold to fund the special dividend paid on December 6, 1996. In addition, a gain on sale of real estate owned of $114,000 was recorded in the nine months ended March 31, 1998. Another factor contributing to the increase is an increase of $48,000 in other income. This increase is primarily attributable to a $38,000 increase in rental income associated with the rental of the Company's former branch facility that commenced in December of 1996 and a gain on sale of loans of $23,000 that was recorded in the nine months ended March 31, 1998. Offsetting this increase is a $10,000 decline in merchant income.

Other Expenses
Other expenses totaled $2,187,000 for the nine months ended March 31, 1998 compared to $4,092,000 for the same period in 1997. The significant decline was primarily attributable to two large non-recurring expenses that occurred in the nine months ended March 31, 1997. The Company recorded a total of $1,650,000 of compensation expense associated with the release and allocation of 125,819 shares of common stock to ESOP participants as of December 31, 1996. Such a large release and allocation of shares was made possible by the $7.00 special dividend and management's decision to use the special dividends paid on unallocated ESOP shares to prepay the ESOP loan. Approximately $1,428,000 of compensation expense associated with the release and allocation of approximately 103,000 shares was attributable to the special dividend and was considered to be non-recurring.

The second non-recurring other expense that occurred in the nine months ended March 31, 1997 was the $487,000 one-time FDIC special assessment for the recapitalization of the SAIF. The assessment was levied on all depository institutions with SAIF-insured deposits and was calculated as 65.7 basis points on assessable deposits as of March 31, 1995. The Bank received a $45,000 refund of premiums paid for the quarter ended December 31, 1996 and has seen a benefit in the form of lower deposit insurance premiums during the nine months ended March 31, 1998 as compared to the same period in 1997.

Without the effect of the non-recurring SAIF assessment and the non-recurring portion of ESOP-related compensation expense, other expenses would have totaled $2,177,000 for the nine months ended March 31, 1997.

Income Tax Expense
The Company recorded income tax expense of $672,000 for the nine months ended March 31, 1998 compared to income tax expense of $73,000 during the same period in 1997. The increase is attributable to the increase in taxable income in the nine months ended March 31, 1998 compared to the same period in 1997.

Comparison of Results of Operations for the Three Months Ended March 31, 1998 and 1997

Summary
For the quarter ended March 31, 1998, the Company recorded net income of $447,000, or $0.17 basic and $0.16 diluted earnings per share, compared to net income of $372,000, or $0.14 basic and diluted earnings per share, for the same quarter last year.

Net Interest Income
As shown in the table on the following page, tax-equivalent net interest income increased $157,000 to $1,328,000 for the three months ended March 31, 1998 from $1,171,000 for the same period in 1997. Net interest income is analyzed on a tax-equivalent basis to adjust for the nontaxable status of income earned on certain investments such as municipal bonds.

                                                                                  Three Months Ended March 31,
                                                       -----------------------------------------------------------------------------
                                                                        1998                                    1997
                                                       -----------------------------------     -------------------------------------
                                                                                   Average                                   Average
                                                        Average                    Yield/       Average                      Yield/
                                                        Balance       Interest     Rate(1)      Balance       Interest       Rate(1)
                                                        -------       --------     -------      -------       --------       -------
                                                                                    (dollars in thousands)
Assets:                                                                           (dollars in thousands)
Interest-earning assets:
  Interest-bearing deposits .......................     $  1,626     $     12        2.95%      $  1,666      $     17        4.14%
  FHLB common stock ...............................        1,106           20        7.23            897            16        7.23
  Taxable investment securities ...................       11,414          185        6.48         12,133           203        6.69
  Tax-exempt investment securities (2) ............        3,995           80        8.01          3,983            80        8.08
  Loans receivable ................................      109,161        2,333        8.55         96,657         2,013        8.35
                                                        --------     --------        ----       --------      --------        ----
Total interest-earning assets .....................      127,302        2,630        8.26        115,336         2,329        8.10
                                                                     --------        ----                     --------
Non-interest-earning assets .......................        3,494                                   3,638
                                                        --------                                --------
     Total ........................................     $130,796                                $118,974
                                                        ========                                ========

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
  Deposit accounts ................................       85,330          987        4.69         79,217           914        4.68
  Borrowings ......................................       21,126          315        5.96         16,713           244        5.84
                                                        --------     --------        ----       --------      --------        ----
Total interest-bearing liabilities ................      106,456        1,302        4.89         95,930         1,158        4.88

Non-interest-bearing liabilities ..................        2,970                                   3,116
Stockholders' equity ..............................       21,370                                  19,928
                                                        --------                                --------
     Total ........................................     $130,796                                $118,974
                                                        ========                                ========

Net interest income and interest rate spread ......                  $  1,328        3.37%                     $  1,171        3.22%
                                                                     ========                                  ========

Net interest-earning assets and net interest margin     $ 20,846                     4.13%      $ 19,406                       4.02%

Ratio of interest-earning assets to
interest-bearing liabilities ......................                                119.58%                                   120.23%


(1) All information presented in this column is annualized with the exception of the ratio of interest-earning assets to interest bearing liabilities. (2) Interest earned on tax-exempt investment securities has been adjusted to a tax-equivalent basis using the applicable federal and state rates of 34% and 7.50%, respectively, and reduced by the nondeductible portion of interest expense.

The increase in net interest income is primarily due to a increase in average earning assets and a higher average yield on earning assets during the three months ended March 31, 1998 compared to the same three month period in 1997. Average loans receivable increased $12.5 million from March 31, 1997 to March 31, 1998. Interest rate spread (on a tax-equivalent basis) increased to 3.37% for the three months ended March 31, 1998 from 3.22% for the same three month period in 1997 due primarily to a shift in the mix toward higher earning assets, principally loans receivable

Provision for Loan Losses
The provision for loan losses for the three months ended March 31, 1998 totaled $24,000 compared to $20,000 for the same period in 1997. The provision for loan losses is based on management's evaluation of the loan portfolio as discussed under "Financial Condition".

Other Income
Other income totaled $207,000 for the three months ended March 31, 1998 compared to $70,000 for the same period in 1997. Included in other income for the three months ended March 31, 1998 is a $114,000 gain on sale of real estate owned and a $21,000 gain on sale of loans that was not present during the same period in 1997.

Other Expenses
Other expenses totaled $786,000 for the three months ended March 31, 1998 compared to $617,000 for the same period in 1997. The increase was primarily due to increases in three other expense categories. Compensation and fringe benefits increased to $430,000 for the three months ended March 31, 1998 from $374,000 for the same three month period in 1997. This increase is attributable to a higher number of employees during the three months ended March 31, 1998 as compared to the same period in 1997. Professional fees increased to $52,000 for the three months ended March 31, 1998 from $28,000 for the same three month period in 1997 due to fees associated with the development of a strategic plan, a branch analysis study and a state bank examination. Other expense increased to $158,000 for the three months ended March 31, 1998 from $84,000 for the same three month period in 1997. The increase was caused by increases in marketing expenses and office supplies as well as employee training associated with the conversion to a new data center during the quarter ended March 31, 1998.

Income Tax Expense
The Company recorded income tax expense of $247,000 for the three months ended March 31, 1998 compared to an income tax expense of $201,000 during the same period in 1997. The increase is attributable to the increase in taxable income in the three months ended March 31, 1998 compared to the same period in 1997.

Financial Condition

CHANGES IN FINANCIAL CONDITION

Total assets increased to $132.8 million at March 31, 1998 from $122.8 million at June 30, 1997. During the nine months ended March 31, 1998, loans grew by $10.5 million to $110.7 million at March 31, 1998. Loan growth was funded largely with (1) advances from the Federal Home Loan Bank which increased by $5.2 million to $21.7 million at March 31, 1998 from $16.5 million at June 30, 1997, and (2) deposits which increased by $3.4 million to $88.3 million at March 31, 1998 from $84.9 million at June 30, 1997.

Stockholders' equity increased from $20.4 million at June 30, 1997 to $21.4 million at March 31, 1998. As discussed in note 5 to the financial statements of this report, during the nine months ended December 31, 1997, seven MRP participants forfeited 11,645 restricted, non-vested shares of the Company's stock and $40,000 of dividends previously paid to the participants on those restricted shares. The dividends refunded to the Bank have been reflected as an addition to equity in the same ratio the dividends were originally paid to the former participants. The Bank allocated 9,000 of the forfeited restricted shares to new MRP participants during the nine months ending March 31, 1998, leaving 4,059 restricted shares unallocated under the MRP.

ASSET QUALITY

Nonperforming Assets and Risk Assets

Nonperforming assets include nonaccrual loans, restructured loans and real estate owned. The table below presents information on nonperforming assets and loans contractually past due but still accruing at March 31, 1998 and June 30, 1997.

                                                        March 31,       June 30
                                                          1998            1997
                                                       --------        --------
                                                              (in thousands)
Total nonaccrual loans .........................       $    642        $    803
Total restructured loans .......................           --              --
                                                       --------        --------
     Total nonperforming loans .................            642             803
Real estate owned ..............................           --              --
                                                       --------        --------
Total nonperforming assets .....................            642             803

Accruing loans, delinquent 90 days or more .....           --               244
                                                       --------        --------

Total risk assets ..............................       $    642        $  1,047
                                                       ========        ========

Nonperforming loans to total loans .............           0.58%           0.80%
Nonperforming assets to total assets ...........           0.48%           0.65%
Risk assets to total assets ....................           0.48%           0.85%
Allowance for loan losses to:
   Total nonperforming assets ..................          1.42x           0.99x
   Total risk assets ...........................          1.42x           0.76x
Total assets ...................................       $132,828        $122,761
Total loans, net ...............................       $110,694        $100,173
Allowance for loan losses ......................            914             796

The primary change in nonperforming assets from June 30, 1997 to March 31, 1998 was the foreclosure and transfer of property from loans receivable to real estate owned. This occurred during the three months ended December 31, 1997 and was followed by the sale of the property during the three months ended March 31, 1997. Management has reviewed the collateral for nonperforming assets and believes that collateral values related to the loans exceeds such balances. At March 31, 1998 and June 30, 1997, the recorded investment in loans that are considered to be impaired under SFAS No. 114 (Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan") was $119,000 and $580,000, respectively. Impaired loans totaling $114,000 at March 31, 1998 and $458,000 at June 30, 1996 were in non-accrual status. There was no related allowance for credit losses associated with these loans as determined in accordance with SFAS No. 114, however, approximately $18,000 and $87,000 of the general allowance for loan losses is allocated to impaired loans at March 31, 1998 and June 30, 1997, respectively. Management has included this review among the factors considered in the evaluation of the allowance for possible loan losses.

Provision and Allowance for Loan Losses

                                        Three months ended    Nine months ended
                                             March 31,             March 31,
                                        ------------------    ------------------
                                           1998     1997       1998        1997
                                           ----     ----       ----        ----
Balance at the beginning of period ..     $ 879     $ 715      $ 796      $ 608
Provision for loan losses ...........        24        20         72        638
Recoveries ..........................        11        41         50         42
Loans charged off ...................      --          (4)        (4)      (516)
                                          -----     -----      -----      -----
Balance at the end of period ........     $ 914     $ 772      $ 914      $ 772
                                          =====     =====      =====      =====

The following table summarizes the activity in the allowance for loan losses for the three and nine months ended March 31, 1998 and 1997, respectively.

At March 31, 1998, the allowance for loan losses was 0.82% of total loans, compared to 0.79% of total loans at June 30, 1997 and 0.80% of total loans at March 31, 1997.

The levels of the provision and allowance for loan losses are based on management's ongoing evaluation of the risk characteristics of the loan portfolio considering current economic conditions, financial condition of borrowers, growth and composition of the loan portfolio, collateral values, the relationship of the allowance for loan losses to outstanding loans, the level of nonperforming loans that have been identified as potential problems, past and expected loss experience, results of the most recent regulatory examinations, and other factors deemed relevant by management. Management actively maintains a current loan watch list and knows of no other loans which are material and (1) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (2) represent material credits about which management has serious doubts as to the ability of such borrowers to comply with the loan repayment terms. Based on management's evaluation of the loan portfolio, as described above, the Company recorded a $72,000 provision for loan losses for the nine months ended March 31, 1998 compared to a $638,000 provision for the same period in 1997. The primary reason for the large decrease in the provision for loan losses in 1998 compared to 1997 was a $597,000 provision for loan losses that was recorded in the three months ended December 31, 1996 which resulted primarily from the charge off of approximately $510,000 in loans to a single borrower.

YEAR 2000 PLANNING

The Company has been assessing possible effects of the Year 2000 problem in connection with its technology investments and operations. Management believes that the Company has limited exposure and expects the cost of addressing the Year 2000 issues to be approximately $30,000. As part of its assessment, the Company has contacted its primary vendors to evaluate Year 2000 compliance. The Year 2000 problem creates risk for the Company from unforeseen problems in its own computer systems and from third parties. Such failures of the Company and/or third parties' computer systems could have a material impact on the Company's ability to conduct business.

LIQUIDITY AND INTEREST RATE RISK MANAGEMENT

Liquidity is the ability to raise funds or convert assets to cash in order to meet customer and operating needs. The Company's primary sources of liquidity are its portfolio of investment securities available-for-sale, principal and interest payments on loans and mortgage-backed securities, interest income from investment securities, maturities of investment securities held-to-maturity, increases in deposits, and advances from the FHLB of Atlanta. At March 31, 1998, the Bank had $8.3 million of credit available from the FHLB that would be collateralized by a blanket lien on qualifying loans secured by first mortgages on 1-4 family residences. Additional amounts may be made available under this blanket floating lien or by using investment securities as collateral. Management believes that it will have sufficient funds available to meet its anticipated future loan commitments as well as other liquidity needs.

Interest rate risk is the sensitivity of interest income and interest expense to changes in interest rates. Management structures the Company's assets and liabilities in an attempt to protect net interest income from large fluctuations associated with changes in interest rates. At March 31, 1998, the Company had a cumulative one year asset-sensitive gap position of $5.4 million or 4.07% of interest-earning assets. A asset-sensitive gap position generally indicates that net interest income would decrease in a declining rate environment and increase in a rising rate environment. The Company had a cumulative one year liability-sensitive gap position of $2.7 million or 2.24% of interest-earning assets at June 30, 1997. The Company will continue to actively manage its balance sheet in order protect net interest income from changes in interest rates.

It should be noted that these measures reflect the interest-sensitivity of the balance sheet as of a specific date and are not necessarily indicative of future results. Because of this and other limitations, management also monitors interest rate sensitivity through the use of a model which estimates the change in net portfolio value and net interest income in response to a range of assumed changes in market interest rates. Based on interest sensitivity measures as of March 31, 1998, management believes that its interest rate risk is at an acceptable level.

CAPITAL RESOURCES

The Parent is regulated by the Board of Governors of the Federal Reserve System ("FRB") and is subject to securities registration and public reporting regulations of the Securities and Exchange Commission. The Bank is regulated by the Federal Deposit Insurance Corporation ("FDIC") and the Administrator,
Savings Institutions Division, North Carolina Department of Commerce, (the "Administrator"). The Bank is subject to the capital requirements of the FDIC and the Administrator. The FDIC requires the Bank to maintain minimum ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 4% and 8%, respectively. Tier I capital consists of total stockholders' equity calculated in accordance with generally accepted accounting principles less intangible assets, and total capital is comprised of Tier I capital plus certain adjustments, the only one applicable to the Bank is the allowance for possible loan losses. Risk-weighted assets refer to the on- and off-balance sheet exposures of the Bank adjusted for their relative risk levels using formulas set forth in FDIC regulations. The Bank is also subject to a FDIC leverage capital requirement, which calls for a minimum ratio of Tier I capital (as defined above) to quarterly average total assets of 3% and a ratio of 5% to be "well-capitalized". The Administrator requires a net worth equal to at least 5% of total assets. At March 31, 1998, the Bank was in compliance with all of the aforementioned capital requirements.

As of March 31, 1998, the FDIC categorized the Bank as "well-capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well-capitalized", the Bank must meet minimum ratios for total risk-based, and Tier I leverage (the ratio of Tier I capital to average assets) of 10% and 5%, respectively. There have been no events or conditions since notification that management believes have changed the Bank's category.

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

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 establishes standards for the way that public businesses report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement is effective for financial statements for periods beginning after December 15, 1997 and in the initial year of application, comparative information for earlier years is to be restated. The Company plans to adopt SFAS 131 in fiscal year 1999 without any significant impact on its consolidated financial statements as the Company operates as one segment.

In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employer's Disclosure about Pensions and Other Postretirement Benefits" ("SFAS No. 132"). SFAS No. 132 standardizes the disclosure requirements of pensions and other postretirement benefits. It does not change any measurement or recognition provisions, and thus will not materially impact the Corporation. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. The Corporation will present the required disclosures in its financial statements for the year ended June 30, 1999.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
None

ITEM 2.  CHANGES IN SECURITIES
Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable

ITEM 5.  OTHER INFORMATION
Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits

         Exhibit Number                 Description
             27.1             Financial Data Schedule (Edgar only)
             27.2             Restated Financial Data Schedule

(b) Reports on Form 8-K
None

                                   SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized



Date:    May 13, 1998                    By:     /s/ D. Tyson Clayton
                                                 --------------------
                                                 D. Tyson Clayton

                                                 President


Date:    May 13, 1998                    By:     /s/ Thomas W. Wayne
                                                 -------------------
                                                 Vice President and principal
                                                 financial officer