Form 10-K
period 1998-06-30
PIEDMONT BANCORP INC
filed 1998-09-28
CIK 948019

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-K


                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                     For the fiscal year ended June 30, 1998

                         Commission file number 1-14070


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

State the aggregate market value of the and non-voting common equity voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. $26,085,100 common stock, no par value, based on the closing price of such common stock on September 1, 1998.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 2,745,800 shares of common stock, no par value, outstanding at September 1, 1998. Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report of Piedmont Bancorp, Inc. (the "1998 Annual Report") for the year ended June 30, 1998, are incorporated by reference into
Part I, Part II and Part IV.

Portions of the Proxy Statement for the 1998 Annual Meeting of Shareholders of Piedmont Bancorp, Inc. to be held on November 19, 1998, are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS

General

         Piedmont Bancorp, Inc. (the "Parent") is a one-bank holding company whose principal business is the ownership and operation of Hillsborough Savings Bank, Inc., SSB (the "Bank") located in Hillsborough, North Carolina. The Parent was incorporated in July 1995 for the purpose of acquiring all of the common stock of the Bank in its mutual to stock conversion which was completed on December 7, 1995 (the "Conversion").

         The Bank is a state-chartered stock savings bank originally organized under the laws of North Carolina in 1913. The Bank is headquartered in Hillsborough, North Carolina and is centrally located in its primary market of central and northern Orange County, North Carolina. The Bank is a community-oriented financial institution which offers a variety of financial services to meet the needs of the community it serves. The Bank is principally engaged in the business of attracting deposits from the general public and using those deposits to make one-to-four family residential real estate loans, loans secured by nonresidential real estate, home equity line of credit loans, and other loans and investments. At June 30, 1998, all of the loans in the Bank's portfolio which were secured by real estate were secured by properties located in North Carolina. Revenues are derived primarily from interest on loans. The Bank also receives interest income from investment securities, mortgage-backed securities, and interest-bearing deposit balances. The major expenses of the Bank are interest on deposits and borrowings and noninterest expenses such as salaries, employee benefits, data processing expenses, and occupancy expenses. The Bank conducts its business through its one office in Hillsborough, North Carolina.

         Piedmont   Bancorp,   Inc.  and  its   wholly-owned   bank  subsidiary,
Hillsborough Savings Bank, Inc., SSB are collectively referred to as the "Company". For additional information regarding the Company's business, see the 1998 Annual Report and the accompanying financial statements.

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

         Management believes that its image as "the hometown bank" gives it certain advantages over its local competition. The Company, its directors and employees actively participate in local civil affairs. Long-time employment of local personnel have enabled the Bank to establish and maintain long-term relationships with customers. In many cases, the Bank offers quicker loan decisions and more flexible underwriting standards than the competition.


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

         General. The Parent was organized for the purpose of acquiring and holding all of the capital stock of the Bank. As a bank holding company subject to the Bank Holding Company Act of 1956, as amended (the "BHCA"), the Parent is subject to certain regulations of the Federal Reserve Board. Under the BHCA, the Parent's activities and those of its subsidiaries are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity which the Federal Reserve Board determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The BHCA prohibits the Parent from acquiring direct or indirect control of more than 5% of the outstanding voting stock or substantially all of the assets of any bank or savings bank or merging or consolidating with another bank holding company or savings and loan holding company without prior approval of the Federal Reserve Board.

         Additionally, the BHCA prohibits the Parent from engaging in, or acquiring ownership or control of, more than 5% of the outstanding voting stock of any company engaged in a nonbanking business unless such business is determined by the Federal Reserve Board to be so closely related to banking as to be properly incident thereto. The BHCA generally does not place territorial restrictions on the activities of such nonbanking related activities.

         Similarly, Federal Reserve Board approval (or, in certain cases, non-disapproval) must be obtained prior to any person acquiring control of the Parent. Control is conclusively presumed to exist if, among other things, a person acquires more than 25% of any class of voting stock of the Parent or controls in any manner the election of a majority of the directors of the Parent. Control is presumed to exist if a person acquires more than 10% of any class of voting stock and the stock is registered under Section 12 of the Exchange Act or the acquiror will be the largest shareholder after the acquisition.

         Capital Maintenance. There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the Federal Deposit Insurance Corporation (the "FDIC") insurance funds in the event the depository institution becomes in danger of default or in default. For example, under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("1991 Banking Law"), to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized or (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all acceptable capital standards as of the time the institution fails to comply with such capital restoration plan. Under a policy of the Federal Reserve Board with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The Federal Reserve Board under the BHCA, also has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve Board's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

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

         Capital Adequacy Guidelines for Holding Companies. The Federal Reserve has adopted capital adequacy guidelines for bank holding companies and banks that are members of the Federal Reserve system and have consolidated assets of $150 million or more. Bank holding companies subject to the Federal Reserve Board's capital adequacy guidelines are required to comply with the Federal Reserve Board's risk-based capital regulations. Under these regulations, the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is eight percent. At least half of the total capital is required to be "Tier I capital," principally consisting of common stockholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain goodwill items. The remainder ("Tier II capital") may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve Board has adopted a minimum Tier I (leverage) capital ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least three percent in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a Tier I (leverage) capital ratio of at least one percent to two percent above the stated minimum.

         Dividend and Repurchase Limitations. The Parent's sources of income consist of dividends paid by the Bank to the Parent. Consequently, declarations of cash dividends by the Parent may depend upon dividend payments by the Bank to the Parent, which are subject to various restrictions. See " -- Regulation of the Bank -- Restrictions on Dividends and Other Capital Distributions." The Parent must obtain Federal Reserve Board approval prior to repurchasing Common Stock for in excess of ten percent of its net worth during any twelve-month period unless the Parent (i) both before and after the redemption satisfies capital requirements for "well capitalized" state member banks; (ii) received a one or two rating in its last examination; and (iii) is not the subject of any unresolved supervisory issues.

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

         Federal Securities Law. The Parent has registered its Common Stock with the SEC pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and will not deregister the Common Stock for a period of three years following the completion of the Conversion. As a result of such registration, the proxy and tender offer rules, insider trading reporting requirements, annual and periodic reporting and other requirements of the Exchange Act are applicable to the Parent.

         The registration under the Securities Act of 1933, as amended (the "Securities Act") of the Common Stock does not cover the resale of such shares. Shares of the Common Stock purchased by persons who are not affiliates of the Parent may be resold without registration. Shares purchased by an affiliate of the Parent are subject to the resale provisions of Rule 144 under the Securities Act. So long as the Parent meets the current public information requirements of Rule 144 under the Securities Act, each affiliate of the Parent who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of certain other persons) will be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) one percent of the outstanding shares of the Parent or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks. Provision may be made in the future by the Parent to permit affiliates to have their shares registered for sale under the Securities Act under certain circumstances. There are currently no demand registration rights outstanding. However, in the event the Parent at some future time determines to issue additional shares from its authorized but unissued shares, the Parent might offer registration rights to certain of its affiliates who want to sell their shares.

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

         The Bank is subject to various regulations promulgated by the Federal Reserve Board including, without limitation, Regulation B (Equal Credit Opportunity), Regulation D (Reserves), Regulation E (Electronic Fund Transfers), Regulation O (Loans to Executive Officers, Directors and Principal

Shareholders), Regulation Z (Truth in Lending), Regulation CC (Availability of Funds) and Regulation DD (Truth in Savings). As holders of loans secured by real property and as owners of real property, financial institutions, including the Bank, may be subject to potential liability under various statutes and regulations applicable to property owners generally, including statutes and regulations relating to the environmental condition of real property.

         The FDIC has extensive enforcement authority over the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices.

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

         Deposit Insurance. The Bank's deposit accounts are insured by the FDIC through the SAIF to the maximum extent permitted by law. The Bank pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all SAIF-member institutions. Under applicable regulations, institutions are assigned to one of three capital groups that are based solely on the level of an institution's capital ("well capitalized," "adequately capitalized" or "undercapitalized"), which are defined in the same manner as the regulations establishing the prompt corrective action system discussed below. The matrix so created results in nine assessment risk classifications, with rates that, until September 30, 1996, ranged from 0.23% for well capitalized, financially sound institutions with only a few minor weaknesses to 0.31% for undercapitalized institutions that pose a substantial risk to the SAIF unless effective corrective action is taken.

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

         Capital Requirements. The FDIC requires the Bank to have a minimum leverage ratio of Tier I capital (principally consisting of common stockholders' equity, noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries, less certain intangible and goodwill items), to total assets of at least three percent; provided, however that all institutions, other than those (i) receiving the highest rating during the examination process and
(ii) not anticipating or experiencing any significant growth, are required to maintain a ratio of one percent or two percent above the stated minimum, with an absolute minimum leverage ratio of not less than four percent. The FDIC also requires the Bank to have a ratio of total capital to risk-weighted assets, including certain off-balance sheet activities, such as standby letters of credit, of at least eight percent. At least half of the total capital is required to be Tier I capital. The remainder (Tier II capital) may consist of a limited amount of subordinated debt, certain hybrid capital instruments, other debt securities, certain types of preferred stock and a limited amount of general loan loss allowance.

         An institution which fails to meet minimum capital requirements may be subject to a capital directive which is enforceable in the same manner and to the same extent as a final cease and desist order, and must submit a capital plan within 60 days to the FDIC. If the leverage ratio falls to two percent or less, the institution may be deemed to be operating in an unsafe or unsound condition, allowing the FDIC to take various enforcement actions, including possible termination of insurance or placement of the institution in receivership.

         The Administrator requires that net worth equal at least five percent of total assets. Intangible assets must be deducted from net worth and assets when computing compliance with this requirement.

         At June 30, 1998, the Bank complied with each of the capital requirements of the FDIC and the Administrator. For a description of the Bank's required and actual capital levels on June 30, 1998, see Note 8 captioned "Stockholders Equity" on page 35 of the 1998 Annual Report.

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

         Effective June 26, 1996, the federal banking agencies issued a joint policy statement announcing the agencies' election not to adopt a standardized measure and explicit capital charge for interest rate risk at that time. Rather, the policy statement (i) identifies the main elements of sound interest rate risk management, (ii) describes prudent principles and practices for each of those elements, and (iii) describes the critical factors affecting the agencies' evaluation of a bank's interest rate risk when making a determination of capital adequacy. The joint policy statement has not had a material impact on the Bank's management of interest rate risk.

         In December 1994, the FDIC adopted a final rule changing its risk-based capital rules to recognize the effect of bilateral netting agreements in reducing the credit risk of two types of financial derivatives interest and exchange rate contracts. Under the rule, savings banks are permitted to net positive and negative mark-to-market values of rate contracts with the same counterparty, subject to legally enforceable bilateral netting contracts that meet certain criteria. This represents a change from the prior rules which recognized only a very limited form of netting. This rule has not had a material effect upon its financial condition or results of operations.

         Loans-to-One-Borrower. The Bank is subject to the Administrator's loans-to-one-borrower limits. Under these limits, no loans and extensions of credit to any borrower outstanding at one time and not fully secured by readily marketable collateral shall exceed 15% of the net worth of the savings bank. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of net worth. These limits also authorize savings banks to make loans to one borrower, for any purpose, in an amount not to exceed $500,000. A savings institution also is authorized to make loans to one borrower to develop domestic residential housing units, not to exceed the lesser of $30 million, or 30% of the savings institution's net worth, provided that (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the savings institution is in compliance with its fully phased-in capital requirements; (iii) the loans comply with applicable loan-to-value requirements; (iv) the aggregate amount of loans made under this authority does not exceed 150% of net worth; and (v) the institution's regulator issues an order permitting the savings institution to use this higher limit. These limits also authorize a savings bank to make loans to one borrower to finance the sale of real property acquired in satisfaction of debts in an amount up to 50% of net worth.

         As of June 30, 1998, the largest aggregate amount of loans which the Bank had to any one borrower was $664,000. The Bank had no loans outstanding which management believes violate the applicable loans to one borrower limits.

         Federal Home Loan Bank System. The FHLB system provides a central credit facility for member institutions. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to the greater of one percent of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year, or five percent of its outstanding advances (borrowings) from the FHLB of Atlanta. On June 30, 1998, the Bank was in compliance with this requirement with an investment in FHLB of Atlanta stock of $1,152,000.

         Federal Reserve System. Federal Reserve Board regulations require savings banks, not otherwise exempt from the regulations, to maintain reserves against their transaction accounts (primarily negotiable order of withdrawal accounts) and certain nonpersonal time deposits. The reserve requirements are subject to adjustment by the Federal Reserve Board. As of June 30, 1998, the Bank was in compliance with the applicable reserve requirements of the Federal Reserve Board.

         Restrictions on Acquisitions. Federal law generally provides that no "person," acting directly or indirectly or through or in concert with one or more other persons, may acquire "control," as that term is defined in FDIC regulations, of a state savings bank without giving at least 60 days' written notice to the FDIC and providing the FDIC an opportunity to disapprove the proposed acquisition. Pursuant to regulations governing acquisitions of control, control of an insured institution is conclusively deemed to have been acquired, among other things, upon the acquisition of more than twenty five percent of any class of voting stock. In addition, control is presumed to have been acquired, subject to rebuttal, upon the acquisition of more than ten percent of any class of voting stock, and the issuer's securities are registered under Section 12 of the Exchange Act or the person would be the single largest shareholder. Such acquisitions of control may be disapproved if it is determined, among other things, that (i) the acquisition would substantially lessen competition; (ii) the financial condition of the acquiring person might jeopardize the financial stability of the savings bank or prejudice the interests of its depositors; or
(iii) the competency, experience or integrity of the acquiring person or the proposed management personnel indicates that it would not be in the interest of the depositors or the public to permit the acquisition of control by such person.

         For three years following the Bank's conversion from mutual to stock form, North Carolina conversion regulations require the prior written approval of the Administrator before any person may directly or indirectly offer to acquire or acquire the beneficial ownership of more than ten percent of any class of an equity security of the Bank. If any person were to so acquire the beneficial ownership of more than ten percent of any class of any equity security without prior written approval, the securities beneficially owned in excess of ten percent would not be counted as shares entitled to vote and would not be voted or counted as voting shares in connection with any matter submitted to stockholders for a vote. Approval is not required for (i) any offer with a view toward public resale made exclusively to the Bank or its underwriters or the selling group acting on its behalf or (ii) any offer to acquire or acquisition of beneficial ownership of more than ten percent of the common stock of the Bank by a corporation whose ownership is or will be substantially the same as the ownership of the Bank, provided that the offer or acquisition is made more than one year following the consummation of the conversion. During the second and third years after the conversion, the Administrator may approve such an acquisition of more than ten percent of beneficial ownership upon a finding that (i) the acquisition is necessary to protect the safety and soundness of the Parent and the Bank or the Boards of Directors of the Parent and the Bank support the acquisition and (iii) the acquiror is of good character and integrity and possesses satisfactory managerial skills, the acquiror will be a source of financial strength to the Holding Company and the Bank and the public interests will not be adversely affected.

         Liquidity. The Bank is subject to the Administrator's requirement that the ratio of liquid assets to total assets equal at least ten percent. The computation of liquidity under North Carolina regulation allows the inclusion of mortgage-backed securities and investments which, in the judgment of the Administrator, have a readily marketable value, including investments with maturities in excess of five years. At June 30, 1998, the Bank's liquidity ratio, calculated in accordance with North Carolina regulations, was approximately 13%.

         Additional Limitations on Activities. FDIC law and regulations generally provide that the Bank may not engage as principal in any type of activity, or in any activity in an amount, not permitted for national banks, or directly acquire or retain any equity investment of a type or in an amount not permitted for national banks. The FDIC has authority to grant exceptions from these prohibitions (other than with respect to non-service corporation equity investments) if it determines no significant risk to the insurance fund is posed by the amount of the investment or the activity to be engaged in and if the Bank is and continues to be in compliance with fully phased-in capital standards. National banks are generally not permitted to hold equity investments other than shares of service corporations and certain federal agency securities. Moreover, the activities in which service corporations for savings banks are permitted to engage are limited to those of service corporations for national banks.

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

         Prompt Corrective Regulatory Action. Federal law provides the federal banking agencies with broad powers to take corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." Under the FDIC regulations applicable to the Bank, an institution is considered "well capitalized" if it has (i) a total risk-based capital ratio of ten percent or greater, (ii) a Tier I risk-based capital ratio of six percent or greater, (iii) a leverage ratio of five percent or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" institution is defined as one that has (i) a total risk-based capital ratio of eight percent or greater, (ii) a Tier I risk-based capital ratio of four percent or greater and (iii) a leverage ratio of four percent or greater (or three percent or greater in the case of an institution with the highest examination rating and which is not experiencing or anticipating significant growth). An institution is considered (A) "undercapitalized" if it has (i) a total risk-based capital ratio of less than eight percent, (ii) a Tier I risk-based capital ratio of less than four percent or (iii) a leverage ratio of less than four percent (or three percent in the case of an institution with the highest examination rating and which is not experiencing or anticipating significant growth); (B) "significantly undercapitalized" if the institution has
(i) a total risk-based capital ratio of less than six percent, or (ii) a Tier I risk-based capital ratio of less than three percent or (iii) a leverage ratio of less than three percent and (C) "critically undercapitalized" if the institution has a ratio of tangible equity to total assets equal to or less than two percent.

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

         It is anticipated that the Interstate Banking Act will increase competition within the markets in which the Bank now operates, although the extent to which such competition will increase in such markets or the timing of such increase cannot be predicted. To date the Bank has not experienced significant increased competition as a result of the passage of the Interstate Banking Act.

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

         Retained income at June 30, 1998, includes approximately $2,777,000 million for which no provision for federal income tax has been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Payment of dividends by the Bank out of this bad debt allocation would create taxable income equal to approximately 164% of the dividend for the Bank.

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

         A North Carolina-chartered savings bank must maintain net worth, computed in accordance with the Administrator's requirements, of five percent of total assets and liquidity of ten percent of total assets, as discussed above. Additionally, a North Carolina-chartered savings bank is required to maintain general valuation allowances and specific loss reserves in the same amounts as required by the FDIC.

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

Subsidiaries

         The Bank is the only subsidiary of the Parent. The Bank has one subsidiary, HSB Financial Services, Inc., that was incorporated in January of 1998. HSB Financial Services, Inc. was established for the primary purpose of selling mutual funds and other retail nondeposit investments. HSB Financial Services, Inc. currently has one employee.

Employees

         As of June 30, 1998, the Bank had 30 full-time employees and 3 part-time employees. The Bank provides its employees with basic and major medical insurance, life insurance, sick leave and vacation benefits. In addition, the Bank maintains a 401(k) retirement plan pursuant to which the Bank matches one-half of employees' contributions, with its contribution limited to three percent of each employee's salary.

         The Bank also has a Employee Stock Ownership Plan (the "ESOP"), which provides benefits to employees of the Bank. Also, the directors, officers and employees of the Bank participate in the Management Recognition Plan and the Stock Option Plan, under which 105,800 shares of restricted stock have been awarded and options to purchase 262,354 shares of Common Stock have been granted, respectively.

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

         As a result of changes in law, thrift institutions were required to change to either the reserve method or the specific charge-off method that applied to banks. Large thrift institutions, those generally exceeding $500 million in assets, had to convert to the specific charge-off method. In computing its bad debt reserve for federal income taxes, the Bank used the reserve method in fiscal years 1996, 1997 and 1998.

         Bad debt reserve balances in excess of the balance computed under the experience method or amounts maintained in a supplemental reserve built up prior to 1962 ("excess bad debt reserve") require inclusion in taxable income upon certain distributions to shareholders. Distributions in redemption or liquidation of stock or distributions with respect to its stock in excess of earnings and profits accumulated in years beginning after December 31, 1951, are treated as a distribution from the excess bad debt reserve. When such a distribution takes place and it is treated as from the excess bad debt reserve, the thrift is required to reduce its reserve by such amount and simultaneously recognize the amount as an item of taxable income increased by the amount of income tax imposed on the inclusion. Dividends not in excess of earnings and profits accumulated since December 31, 1951 will not require inclusion of part or all of the bad debt reserve in taxable income. The Bank has accumulated earnings and profits since December 31, 1951 and has an excess in its bad debt reserve. Distributions in excess of current and accumulated earnings and profits will increase taxable income. Net retained earnings at June 30, 1998 includes approximately $2,777,000 for which no provision for federal income tax has been made.

         Legislation passed by the U.S. Congress and signed by the President in August 1996 contains a provision that repeals the percentage of taxable income method of accounting for thrift bad debt reserves for tax years beginning after December 31, 1995. The legislation will trigger bad debt reserve recapture for post-1987 excess reserves over a six-year period. At June 30, 1998, the Bank's post-1987 excess reserves amounted to approximately $281,000. A special provision suspends recapture of post-1987 excess reserves for up to two years if, during those years, the institution satisfies a "residential loan requirement." This requirement will be met if the principal amount of the institution's residential loans exceeds a base year amount, which is determined by reference to the average of the institution's residential loans during the six taxable years ending before January 1, 1996. However, notwithstanding this special provision, recapture must begin no later than the first taxable year beginning after December 31, 1997.

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

         The Bank's federal income tax returns have not been audited in the last ten tax years. The Parent's 1996 federal income tax return is currently under examination by the Internal Revenue Service.

State Taxation

         Under North Carolina law, the corporate income tax in 1997 was 7.50% of federal taxable income as computed under the Code, subject to certain prescribed adjustments. The North Carolina corporate tax rate will drop to 7.25% in 1998, 7.00% in 1999 and 6.90% thereafter. An annual state franchise tax is imposed at a rate of 0.15% applied to the greatest of the institution's (i) capital stock, surplus and undivided profits, (ii) investment in tangible property in North Carolina or (iii) appraised valuation of property in North Carolina.


ITEM 2.           PROPERTIES

         At June 30, 1998, the Company conducted its business from its one office in Hillsborough, North Carolina. The following table sets forth certain information regarding the Company's property as of June 30, 1998. This property is owned by the Company.

                                                                     Net Book
                                                                     Value of
         Address                                                     Property
         -------                                                     --------

260 South Churton Street                                             $989,000
Hillsborough, North Carolina  27278

         In addition to the properties described above, the Company owns two additional office buildings located in Hillsborough, North Carolina, one at 112 North Churton Street (former branch location) and another directly adjacent to the North Churton Street building. These properties have net book values of $40,000 and $15,000, respectively, as of June 30, 1998 and were both used for rental office space. The total net book value of the Company's furniture, fixtures and equipment on June 30, 1998 was $1,413,000. The properties are considered by the Company's management to be in good condition.


ITEM 3.           LEGAL PROCEEDINGS

         In the opinion of management, the Company is not involved in any pending legal proceedings other than routine, non-material proceedings occurring in the ordinary course of business.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Company's stockholders during the quarter ended June 30, 1998.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

         The information required by this Item is set forth under the section captioned "Capital Stock" in the Company's 1998 Annual Report which is incorporated herein by reference.

ITEM 6.           SELECTED FINANCIAL DATA

         The information required by this Item is set forth in the table captioned "Five Year Summary" on the inside cover of the Company's 1998 Annual Report which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         See the information set forth under Item 1 above and the information set forth under the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operation" in the Company's 1998 Annual Report which section is incorporated herein by reference.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         N/A

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements of the Company and supplementary data set forth in the Company's 1998 Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There  were  no  changes  in  or  disagreements   with  accountants  on
accounting and financial disclosure during the fiscal year ended June 30, 1998 and the interim subsequent period.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item is set forth under the section captioned "Proposal 1 - Election of Directors" in the Proxy Statement for the 1998 Annual Meeting of Shareholders of Piedmont Bancorp, Inc. to be held on November 19, 1998 (the "Proxy Statement") and the section captioned "Compliance with Section 16(a) of the Exchange Act of 1934" in the Proxy Statement, which sections are incorporated herein by reference.

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

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         There have been no reportable transactions since the beginning of the Company's last fiscal year nor are any reportable transactions proposed as of the date of this Form 10-K. See also the section captioned "Proposal 1 - Election of Directors - Certain Indebtedness and Transactions of Management" in the Proxy Statement, which section is incorporated herein by reference.


                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

14(a) Consolidated Financial Statements (contained in the Company's Company's 1998 Annual Report attached hereto as Exhibit (13) and incorporated herein by reference)

               (1)      Independent Auditors' Report

               (2)      Consolidated Balance Sheets as of June 30, 1998 and 1997

               (3) Consolidated Statements of Income for the Years Ended June 30, 1998, 1997 and 1996

               (4) Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 1998, 1997 and 1996

               (5) Consolidated Statements of Cash Flows for the Years Ended June 30, 1998, 1997 and 1996

               (6)      Notes to Consolidated Financial Statements


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
                                        and October 6, 1995

                  Exhibit (10)(ii)(e)   Employment       Agreement       between
                                        Hillsborough Savings Bank, Inc., SSB and
                                        Ted R. Laws, incorporated herein by references to Exhibit (10)(ii)(e) of the Registrant's Form 10-K for the year ended June 30, 1997

                  Exhibit (10)(ii)(f)   Employment       Agreement       between
                                        Hillsborough Savings Bank, Inc., SSB and
                                        Thomas W. Wayne

                  Exhibit (11)          Portions  of  1998   Annual   Report  to
                                        Security Holders

                  Exhibit (21)          Subsidiaries of the Registrant

                  Exhibit (23)          Consent of KPMG Peat Marwick LLP

                  Exhibit (27)          Financial Data Schedule

14(b) The Company filed no reports on Form 8-K during the last quarter of the fiscal year ended June 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     PIEDMONT BANCORP, INC.


Date:     September 17, 1998                         By:    /s/ D. Tyson Clayton
                                                            --------------------
                                                            D. Tyson Clayton
                                                            President and Chief
                                                            Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                               Title                          Date
---------                               -----                          ----
/s/ D. Tyson Clayton           President, Chief Executive         September 17, 1998
--------------------           Officer and Director
D. Tyson Clayton

/s/ Peggy S. Walker            Executive Vice President,          September 17, 1998
-------------------            Secretary and Director
Peggy S. Walker


/s/ Thomas W. Wayne            Vice President, Treasurer and      September 17, 1998
-------------------            Principal Financial Officer
Thomas W. Wayne

/s/ M. Marion Clark            Director                           September 17, 1998
-------------------
M. Marion Clark

/s/ Robert B. Nichols, Jr.     Director                           September 17, 1998
--------------------------
Robert B. Nichols, Jr.

/s/ Alfred L. Carr             Director                           September 17, 1998
------------------
Alfred L. Carr

/s/ Everett H. Kennedy         Director                           September 17, 1998
----------------------
Everett H. Kennedy

/s/ Donald W. Pope             Director                           September 17, 1998
------------------
Donald W. Pope

/s/ James P. Ray               Director                           September 17, 1998
----------------
James P. Ray

/s/ William Larry Rogers       Director                           September 17, 1998
------------------------
William Larry Rogers

INDEX TO EXHIBITS



Exhibit No.                                 Description
-----------                                 -----------


(10)(ii)(f) Employment Agreement between Hillsborough Savings Bank, Inc., SSB and Thomas W. Wayne

(13)                       1998 Annual Report to Security Holders

(21)                       Subsidiaries of the Registrant

(27)                       Financial Data Schedule



COPIES OF EXHIBITS ARE AVAILABLE UPON WRITTEN REQUEST TO THOMAS W. WAYNE, VICE PRESIDENT, TREASURER, AND PRINCIPAL FINANCIAL OFFICER OF PIEDMONT BANCORP, INC.