Form 10-Q
period 1998-09-30
PIEDMONT BANCORP INC
filed 1998-11-16
CIK 948019

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                               September 30, 1998

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

                                [ X ] Yes [  ] No

As of November 3, 1998, 2,661,133 shares of the registrant's common stock, no par value, were outstanding. The registrant has no other classes of securities outstanding.

Part I. FINANCIAL INFORMATION
Item 1 - Financial Statements

                                         PIEDMONT BANCORP, INC. AND SUBSIDIARY
                                              CONSOLIDATED BALANCE SHEETS

                                                                            September 30,    June 30,
                                                                                1998           1998
                                                                             (unaudited)        *
                                                                              ---------      ---------
                                                                           (in thousands, except shares)
                                     Assets
                                     ------
Cash                                                                          $     828      $     823
Interest-bearing deposits in other financial institutions                         1,561          1,821
Investment securities:
   Available-for-sale                                                            14,590         13,775
   Held-to-maturity                                                               3,215          3,250
Loans receivable (net of allowance for loan losses of $1,005 and
   $951 at September 30, 1998 and June 30, 1998, respectively)                  102,801        106,500
Federal Home Loan Bank stock, at cost                                             1,152          1,152
Premises and equipment                                                            1,440          1,414
Prepaid expenses and other assets                                                 2,020          1,806
                                                                              ---------      ---------
          Total assets                                                        $ 127,607      $ 130,541
                                                                              =========      =========
                      Liabilities and Stockholders' Equity
                      ------------------------------------

                                  Liabilities
                                  -----------
Deposits:
   Demand, non-interest bearing                                                   2,449          2,844
   Savings, NOW and MMDA                                                         31,895         32,800
   Certificates of Deposit                                                       54,767         54,196
                                                                              ---------      ---------
                                                                                 89,111         89,840
Advances from the Federal Home Loan Bank                                         15,929         18,000
Accrued expenses and other liabilities                                            1,320          1,095
                                                                              ---------      ---------
     Total liabilities                                                          106,360        108,935
                                                                              ---------      ---------

                                         PIEDMONT BANCORP, INC. AND SUBSIDIARY
                                              CONSOLIDATED BALANCE SHEETS

                                                                            September 30,    June 30,
                                                                                1998           1998
                                                                             (unaudited)        *
                                                                              ---------      ---------
                                                                           (in thousands, except shares)
                              Stockholders' Equity
                              --------------------

Preferred stock, no par value, 5,000,000 shares authorized;
   none issued                                                                     --             --
Common stock, no par value, 20,000,000 shares authorized; 2,687,633 and
   2,750,800 shares issued and outstanding at September 30, 1998 and June
   30, 1998, respectively                                                         8,495          9,121
Unearned ESOP shares                                                               (620)          (679)
Unamortized deferred compensation                                                  (864)          (953)
Unallocated restricted stock                                                        (87)           (61)
Retained earnings, substantially restricted (note 6)                             14,201         14,101
Accumulated other comprehensive income                                              122             77
                                                                              ---------      ---------
      Total stockholders' equity                                                 21,247         21,606
                                                                              ---------      ---------

          Total liabilities and stockholders' equity                          $ 127,607      $ 130,541
                                                                              =========      =========

* Derived from audited financial statements


See accompanying notes to consolidated financial statements.

               PIEDMONT BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                                                                     Three Months Ended
                                                                       September 30,
                                                                    -----------------
                                                                     1998       1997
                                                                    ------     ------
                                                          (in thousands, except per share data)
Interest income:
   Interest on loans                                                $2,299     $2,187
   Interest on deposits in other financial institutions                 22         16
   Interest and dividends on investment securities:
      Taxable                                                          233        203
      Non-taxable                                                       48         48
                                                                    ------     ------
            Total interest income                                    2,602      2,454
                                                                    ------     ------

Interest expense:
   Interest on deposits                                              1,042        993
   Interest on borrowings                                              271        266
                                                                    ------     ------
            Total interest expense                                   1,313      1,259
                                                                    ------     ------
Net interest income                                                  1,289      1,195
Provision for loan losses                                               24         24
                                                                    ------     ------
            Net interest income after provision for loan losses      1,265      1,171
                                                                    ------     ------
Other income:
   Customer service and other fees                                      51         52
   Mortgage loan servicing fees                                          6         21
   Gain on sale of investment securities                              --            6
   Lower-of-cost or market adjustment on loans held-for-sale          --           33
   Gain on sale of loans                                                40       --
   Stock and mutual fund commissions                                    24       --
   Other                                                                30         25
                                                                    ------     ------
            Total other income                                         151        137
                                                                    ------     ------

               PIEDMONT BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                                                                     Three Months Ended
                                                                       September 30,
                                                                    -----------------
                                                                     1998       1997
                                                                    ------     ------
                                                          (in thousands, except per share data)
Other expenses:
   Compensation and fringe benefits (note 5)                           457        423
   Data and items processing                                            87         55
   Deposit insurance premiums                                           13         13
   Occupancy expense                                                    26         25
   Furniture and equipment expense                                      43         25
   Professional fees                                                    43         37
   Other                                                               114         93
                                                                    ------     ------
            Total other expenses                                       783        671
                                                                    ------     ------

            Income before income tax expense                           633        637
Income tax expense                                                     219        223
                                                                    ------     ------
                  Net income                                        $  414     $  414
                                                                    ======     ======

Net income per share - basic (notes 2 and 7)                        $ 0.15     $ 0.15
                                                                    ======     ======

Net income per share - diluted (notes 2 and 7)                      $ 0.15     $ 0.15
                                                                    ======     ======


See accompanying notes to consolidated financial statements.

                                          PIEDMONT BANCORP, INC. AND SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Three months ended
                                                                                            September 30,
                                                                                         1998          1997
                                                                                        -------      -------
Operating activities:
   Net income                                                                           $   414      $   414
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation                                                                        39           25
         Net amortization (accretion)                                                        13           26
         Provision for loan losses                                                           24           24
         Net gain on sale of investments and mortgage-backed securities                    --             (6)
         Gain on sale of loans                                                              (40)        --
         Release of ESOP shares                                                              45           62
         Compensation earned under MRP                                                       63           65
         Net decrease (increase) in mortgage loans held for sale                           (880)        (609)
         Increase in other assets                                                          (251)        (326)
         Increase in other liabilities                                                      235          330
                                                                                        -------      -------
               Net cash provided by operating activities                                   (338)           5
                                                                                        -------      -------
Investing activities:
   Net (increase) decrease in loans held for investment                                   4,607       (3,519)
   Principal collected on mortgage-backed securities                                        290           95
   Purchases of investment securities classified as available-for-sale                     (500)      (2,782)
   Purchases of mortgage-backed securities classified as available-for-sale                (782)        --
   Proceeds from investment securities called by issuer                                     280           10
   Proceeds of sales of mortgage-backed-securities classified as available-for-sale        --          1,508
   Purchases of Federal Home Loan Bank stock                                               --            (58)
   Purchases of premises and equipment                                                      (65)          (2)
                                                                                        -------      -------
               Net cash used by investing activities                                      3,830       (4,748)
                                                                                        -------      -------
Financing activities:
   Net increase (decrease) in time deposits                                                 571         (685)
   Net increase (decrease) in other deposits                                             (1,300)         717
   Proceeds from borrowings                                                                --          6,050
   Repayments of borrowings                                                              (2,071)      (3,000)
   Purchase and retirement of common stock                                                 (623)        --
   Cash dividends paid to shareholders                                                     (324)        (263)
                                                                                        -------      -------
               Net cash provided by financing activities                                 (3,747)       2,819
                                                                                        -------      -------
               Increase (decrease) in cash and cash equivalents                            (255)      (1,924)
Cash and cash equivalents at beginning of period                                          2,644        4,645
                                                                                        -------      -------
Cash and cash equivalents at end of period                                              $ 2,389      $ 2,721
                                                                                        =======      =======

                                          PIEDMONT BANCORP, INC. AND SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Three months ended
                                                                                            September 30,
                                                                                         1998          1998
                                                                                        -------      -------
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest                                                                          $ 1,287      $ 1,235
                                                                                        =======      =======
      Income taxes                                                                      $    59      $    45
                                                                                        =======      =======
Supplemental disclosure of noncash transactions:
   Unrealized gains (losses) on available-for-sale securities,
      net of deferred taxes of  $79 and $53                                             $   122       $   83
                                                                                        =======      =======
   Dividends declared but unpaid                                                            314          263
                                                                                        =======      =======

See accompanying notes to financial statements.

                                                    PIEDMONT BANCORP, INC. AND SUBSIDIARY
                                         STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY (unaudited)


                                                                                  Unearned  Unamortized  Unallocated
                                                         Shares        Common      ESOP      Deferred    Restricted   Retained
                                                       Outstanding      Stock      Shares  Compensation    Stock      Earnings
                                                        ---------      ------      -----      -------      -----      -------
                                                                                        (dollars in thousands)
Balance at June 30, 1997                                2,750,800      $9,143      $(933)     $(1,269)     $ (21)     $13,580
      Net income                                             --          --         --           --         --            414
      Release of ESOP shares                                 --           (12)        74         --         --           --
      Amortization of unearned compensation                  --          --         --             65       --           --
      Forfeiture of restricted stock                         --          --         --             37        (37)        --
      Tax benefit of dividends on restricted stock           --            (3)      --           --         --           --
      Cash dividends declared, net of
         forfeited dividends on restricted stock             --            17       --           --         --           (263)
      Change in unrealized holding gains (losses),
         net of income taxes                                 --          --         --           --         --           --
                                                        ---------      ------      -----      -------      -----      -------
Balance at September 30, 1997                           2,750,800      $9,145      $(859)     $(1,167)     $ (58)     $13,731
                                                        =========      ======      =====      =======      =====      =======

Balance at June 30, 1998                                2,750,800      $9,121      $(679)     $  (953)     $ (61)     $14,101
      Net income                                             --          --         --           --         --            414
      Purchase and retirement of common stock             (63,167)       (623)      --           --         --           --
      Release of ESOP shares                                 --           (14)        59         --         --           --
      Amortization of unearned compensation                  --          --         --             63       --           --
      Forfeiture of restricted stock                         --          --         --             26        (26)        --
      Tax benefit of dividends on restricted stock           --            (1)      --           --         --           --
      Cash dividends declared, net of
         forfeited dividends on restricted stock             --            12       --           --         --           (314)
      Change in unrealized holding gains (losses),
         net of income taxes                                 --          --         --           --         --           --
                                                        ---------      ------      -----      -------      -----      -------
Balance at September 30, 1998                           2,687,633      $8,495      $(620)     $  (864)     $ (87)     $14,201
                                                        =========      ======      =====      =======      =====      =======

                      PIEDMONT BANCORP, INC. AND SUBSIDIARY
           STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY (unaudited)

                                                        Accumulated
                                                          other          Total
                                                       comprehensive  Stockholders'
                                                          income         Equity
                                                          -----         -------

Balance at June 30, 1997                                  $ (84)        $20,416
      Net income                                           --               414
      Release of ESOP shares                               --                62
      Amortization of unearned compensation                --                65
      Forfeiture of restricted stock                       --              --
      Tax benefit of dividends on restricted stock         --                (3)
      Cash dividends declared, net of
         forfeited dividends on restricted stock           --              (246)
      Change in unrealized holding gains (losses),
         net of income taxes                                 83              83
                                                          -----         -------
Balance at September 30, 1997                             $  (1)        $20,791
                                                          =====         =======

Balance at June 30, 1998                                  $  77         $21,606
      Net income                                           --               414
      Purchase and retirement of common stock              --              (623)
      Release of ESOP shares                               --                45
      Amortization of unearned compensation                --                63
      Forfeiture of restricted stock                       --              --
      Tax benefit of dividends on restricted stock         --                (1)
      Cash dividends declared, net of
         forfeited dividends on restricted stock           --              (302)
      Change in unrealized holding gains (losses),
         net of income taxes                                 45              45
                                                          -----         -------
Balance at September 30, 1998                             $ 122         $21,247
                                                          =====         =======



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

2) Basis of Presentation

    The consolidated financial statements include the accounts of the Parent and the Bank, together referred to as "the Company". All significant intercompany transactions and balances are eliminated in consolidation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheets and the reported amounts of income and expenses for the periods presented. Actual results could differ significantly from those estimates. In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of September 30, 1998 and for the three month periods ending September 30, 1998 and September 30, 1997 in conformity with generally accepted accounting principles. Operating results for the three month period ending September 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1999.

3) Cash and Cash Equivalents

    For purposes of reporting cash flows, the Company considers cash and interest-bearing deposits in other financial institutions with original maturities of three months or less to be cash equivalents.

4) Comprehensive Income

    On July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in the financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. In accordance with the provisions of SFAS No. 130, comparative financial statements presented for earlier periods have been reclassified to reflect the provisions of the statement.

                      PIEDMONT BANCORP, INC. and SUBSIDIARY
                   Notes to Consolidated Financial Statements

    Comprehensive income is the change in equity of an enterprise during the period from transactions and other events and circumstances from nonowner sources and , accordingly, includes both net income and amounts referred to as other comprehensive income. The Company's other comprehensive income for the three months ended September 30, 1998 consisted of unrealized gains and losses on certain investments in debt securities. Comprehensive income for the three months ended September 30, 1998 and 1997 amounted to $459,000 and $497,000, respectively.

5) Employee and Director Benefit Plans

    The Company has an employee stock ownership plan ("ESOP") whereby an aggregate number of shares amounting to 211,600 were purchased for future allocation to employees. Contributions to the ESOP are made by the Bank on a discretionary basis, and are allocated among ESOP participants on the basis of relative compensation in the year of allocation. Benefits will vest in full upon five years of service with credit given for years of service prior to the conversion. The ESOP was funded by a $40,000 cash contribution from the Bank in December 1995 and a loan from the Parent in the amount of $2,690,677. The loan is secured by shares of stock purchased by the ESOP and is not guaranteed by the Bank. Principal and interest payments on this loan are funded primarily from discretionary contributions by the Bank. Dividends, if any, paid on shares held by the ESOP may also be used to reduce the loan. Dividends on unallocated shares which are used to repay debt are not reported as dividends in the consolidated financial statements but rather are recorded as an element of compensation expense. Dividends on allocated shares are credited to the accounts of the participants and reported as dividends in the consolidated financial statements. For the three month period ending September 30, 1998 and 1997, ESOP-related compensation expense totaled $45,000 and $62,000, respectively. Additionally, in December of 1997, 19,918 shares were released to individual participant accounts. At September 30, 1998, a total of 148,837 shares have been released and allocated to participants under the Plan and 62,763 shares remain unallocated.

    The Bank has a management recognition plan ("MRP") which serves as a means of providing existing directors and employees of the Bank with an ownership interest in the Company. On August 29, 1996, restricted stock awards of 105,800 shares were made to 38 directors, officers, and employees of the Bank. The shares awarded under the MRP were issued from authorized but unissued shares of common stock at no cost to recipients. The shares granted vest at a rate of 20% each year on the anniversary of the initial award of shares so that the shares will be completely vested at the end of five years. During the first three months of

                      PIEDMONT BANCORP, INC. and SUBSIDIARY
                   Notes to Consolidated Financial Statements

    fiscal 1999, one MRP participant forfeited 1,719 restricted, non-vested shares of the Company's stock and $12,000 of dividends previously paid to the participant on the restricted shares. The dividends refunded to the Bank have been reflected as an addition to common stock. The shares forfeited during the three months ended September 30, 1998, combined with shares previously forfeited, leaves 5,778 restricted shares unallocated under the MRP. Compensation expense of $63,000 and $65,000 was recorded during the three months ended September 30, 1998 and 1997, respectively.

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

                      PIEDMONT BANCORP, INC. and SUBSIDIARY
                   Notes to Consolidated Financial Statements


7) Earnings per Share

    Basic net income per share, or basic EPS, is computed by dividing net income by the weighted average number of common shares outstanding for the period. ESOP shares that are unallocated and are not committed to be released are not included in weighted average shares outstanding. Diluted EPS reflects the potential dilution that could occur if the Company's dilutive stock options were exercised. The numerator of the basic EPS computation is the same as the numerator of the diluted EPS computation for all periods presented. A reconciliation of the denominators of the basic and diluted EPS computations is as follows:

                                                         Three months ended
                                                            September 30,
                                                       ------------------------
                                                          1998           1997
                                                          ----           ----
Basic EPS denominator: weighted average
   number of common shares outstanding                 2,684,045      2,713,220
Dilutive effect of stock options                           9,738             -
                                                       ---------      ---------
Diluted EPS denominator                                2,693,783      2,713,220
                                                       =========      =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three Months Ended
September 30, 1998 and 1997

Summary
-------

For the quarter ended September 30, 1998, the Company recorded net income of $414,000, or $0.15 per share, compared to $414,000, or $0.15 per share for the same quarter last year.


Net Interest Income
-------------------

As shown in the table below, tax-equivalent net interest income increased $94,000 to $1,319,000 for the quarter ended September 30, 1998 from $1,225,000 for the same period in 1997. Net interest income is analyzed on a tax-equivalent basis to adjust for the nontaxable status of income earned on certain investments such as municipal bonds.

                                                                                  Three Months Ended September 30,
                                                               -------------------------------------------------------------------
                                                                             1998                                1997
                                                               -------------------------------     -------------------------------
                                                                                      Average                              Average
                                                                 Average               Yield/       Average                 Yield/
                                                                 Balance   Interest   Rate(1)       Balance    Interest    Rate(1)
                                                               -------------------------------     -------------------------------
                                                                                       (dollars in thousands)
Assets:
Interest-earning assets:
  Interest-bearing deposits                                    $  1,438     $   22      6.12%      $  1,589     $   16       4.03%
  FHLB common stock                                               1,150         22      7.65            939         17       7.24
  Taxable investment securities                                  12,665        211      6.66         11,408        186       6.52
  Tax-exempt investment securities (2)                            3,863         78      8.08          3,900         78       8.00
  Loans receivable                                              108,196      2,299      8.50        103,065      2,187       8.49
                                                               --------     ------      ----       --------     ------       ----
Total interest-earning assets                                   127,312      2,632      8.27        120,901      2,484       8.22
                                                                            ------      ----                    ------       ----
Non-interest-earning assets                                       3,631                               3,046
                                                               --------                            --------
     Total                                                     $130,943                            $123,947
                                                               ========                            ========

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
  Deposit accounts                                               86,089      1,042      4.80         82,229        993       4.79
  Borrowings                                                     19,022        271      5.70         17,574        266       6.05
                                                               --------     ------      ----        -------     ------       ----
Total interest-bearing liabilities                              105,111      1,313      5.00         99,803      1,259       5.05
                                                                            ------      ----                    ------       ----
Non-interest-bearing liabilities                                  4,187                               3,367
Stockholders' equity                                             21,645                              20,777
                                                               --------                            --------
     Total                                                     $130,943                            $123,947
                                                               ========                            ========
Net interest income and interest rate spread                                $1,319      3.27%                   $1,225       3.17%
                                                                            ======                              ======
Net interest-earning assets and
 net interest margin                                           $ 22,201                 4.17%      $ 21,098                  4.08%
                                                               ========                            ========
Ratio of interest-earning assets to
 interest-bearing liabilities                                                         121.12%                              121.14%

(1) All information presented in this column is annualized with the exception of the ratio of interest-earning assets to interest bearing liabilities. (2) Interest earned on tax-exempt investment securities has been adjusted to a tax-equivalent basis using the applicable federal and state rates of 34% and 7.25%, respectively, and reduced by the nondeductible portion of interest expense.

The increase in net interest income is due to a higher level of average net interest-earning assets as well as a higher average yield during the quarter ended September 30, 1998 compared to the same quarter last year. The majority of the increase in interest-earning assets is due to an increase in average loans receivable to $108,196,000 for the three months ended September 30, 1998 from $103,065,000 for the three months ended September 30, 1997. Interest rate spread (on a tax-equivalent basis) increased to 3.27% for the quarter ended September 30, 1998 from 3.17% for the same quarter in 1997 due to an increase in the weighted average yield on interest-earning assets and a decrease in the weighted average yield on interest-bearing liabilities. The increase in the weighted average yield on assets was caused by a shift in the mix toward higher earning assets, principally loans. Some of the increase was also caused by an increase in the weighted average yield on taxable investment securities. Net interest margin increased to 4.17% for the three months ended September 30, 1998 from 4.08% for the three months ended September 30, 1997.

Provision for Loan Losses

The provision for loan losses for the three months ended September 30, 1998 totaled $24,000 compared to $24,000 for the same period in 1997. The provision for loan losses is based on management's evaluation of the loan portfolio as discussed under "Financial Condition".

Other Income

Other income totaled $151,000 for the quarter ended September 30, 1998 compared to $137,000 for the same period in 1996. The overall increase in other income was caused by increases and decreases in other income accounts. Mortgage loan servicing fees declined $15,000 from the first three months of fiscal 1998 to the same period in 1999 due to faster prepayments on the underlying mortgages in fiscal 1999 as compared to fiscal 1998. Gain on sale of investments declined $6,000 from the first three months of fiscal 1998 compared to the same period in 1999 because there were no sales of investment securities in the first three months of fiscal year 1999. During the first three months of fiscal 1998 there was a positive lower-of-cost or market adjustment of $33,000 that was not present during the first three months of fiscal 1999. The Company recorded a $40,000 gain on sale of loans during the first three months of fiscal 1999. There were no such loan sales during the first three months of fiscal 1998. The Company collected stock and mutual fund commissions of $24,000 during the first three months of fiscal 1999. There were no commissions in the first three months of fiscal 1998 since the full service and discount brokerage subsidiary of the Bank did not begin operations until the quarter ended March 31, 1998. The increase of $5,000 in other "other" income from the first quarter of fiscal 1998 to the same period in 1999 was caused by increases in life insurance commissions and VISA and Mastercard interchange income.

Other Expenses

Other expenses totaled $783,000 for the three months ended September 30, 1998 compared to $671,000 for the same period in 1997. Compensation expense increased $34,000 from the quarter ended September 30, 1997 to the same period in 1998 due to the hiring of several employees during the second, third and fourth quarters of fiscal year 1998. Data and items processing expense increased $32,000 from the quarter ended September 30, 1997 to the same period in 1998 due to the Bank's conversion to a new data processor in the third quarter of fiscal 1998. The Bank's new processor provides a higher level of service and technology compared to the Bank's previous processor. Furniture and equipment expense increased $18,000 from the quarter ended September 30, 1997 to the same period in 1998 due to higher depreciation expense associated with the purchase of computer equipment in the third quarter of fiscal 1998. Other "other" expense increased $21,000 from the quarter ended September 30, 1997 to the same period in 1998 due primarily to increases in savings forms, postage, dues and subscriptions and VISA and Mastercard merchant expenses in the three months ended September 30, 1998.

Income Tax Expense

Income tax expense was $219,000 for the quarter ended September 30, 1998 resulting in an effective rate of 34.6% compared to $223,000 or 35.0% for the same period in 1997.

Financial Condition

CHANGES IN FINANCIAL CONDITION

Total assets decreased $2.9 million or 2.2% to $127.6 million at September 30, 1998 from $130.5 million at June 30, 1998. A decrease in net loans of $3.7 million and an increase in investment securities of $780,000 from June 30, 1998 to September 30, 1998 contributed to the majority of the decrease in assets during the same period of time. Total liabilities decreased $2.5 million or 2.3% to $106.4 million at September 30, 1998 from $108.9 million at June 30, 1998. Decreases of $729,000 and $2.1 million in total deposits and borrowings from the Federal Home Loan Bank of Atlanta, respectively, from September 30, 1997 to September 30, 1998 accounted for the decline.

Total stockholders' equity decreased $400,000 to $21.2 million at September 30, 1998 from $21.6 million at June 30, 1998. Under a previously announced stock repurchase plan, the Company repurchased and retired 63,167 shares of its common stock during the quarter ended September 30, 1998. The average cost of the shares repurchased was $9.86 per share for a total cost of $623,000. The implementation of the share repurchase plan and cash dividends declared were the primary factors contributing to the decline in stockholders' equity during the quarter ended September 30, 1998. Mitigating these decreases were quarterly net income of $414,000, and release of ESOP shares, amortization of unearned compensation, and a change in unrealized holding gains on investment securities of $45,000, $63,000 and $45,000, respectively.

ASSET QUALITY

Nonperforming Assets and Risk Assets

Nonperforming assets include nonaccrual loans, restructured loans and real estate owned. The table on the following page presents information on nonperforming assets and loans contractually past due but still accruing at September 30, 1998 and June 30, 1998.

                                                September 30,     June 30,
                                                   1998             1998
                                                 --------         --------
                                                      (in thousands)
Total nonaccrual loans                           $    863         $    928
Total restructured loans                               -                -
                                                 --------         --------
     Total nonperforming loans                        863              928
Real estate owned                                      -                -
                                                 --------         --------
Total nonperforming assets                            863              928

Accruing loans, delinquent 90 days or more             -                -
                                                 --------         --------

Total risk assets                                $    863         $    928
                                                 ========         ========

Nonperforming loans to total loans                   0.84%            0.87%
Nonperforming assets to total assets                 0.68%            0.71%
Risk assets to total assets                          0.68%            0.71%
Allowance for loan losses to:
   Total nonperforming assets                        1.16x            1.02x
   Total risk assets                                 1.16x            1.02x
Total assets                                     $127,607         $130,541
Total loans, net                                  102,801          106,500
Allowance for loan losses                           1,005              951

There were no significant changes in nonperforming assets outstanding from June 30, 1998 to September 30, 1998. Management has reviewed the collateral for nonperforming assets and believes that collateral values related to the loans exceeds such balances. The recorded investment in loans that are considered to be impaired under SFAS No. 114 (Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan") were $118,000 at both September 30, 1998 and June 30, 1998. There was no related allowance for credit losses associated with these loans as determined in accordance with SFAS No.
114. Management has included this review among the factors considered in the evaluation of the allowance for possible loan losses.

Provision and Allowance for Loan Losses

The following table summarizes the activity in the allowance for loan losses for the three months ended September 30, 1997 and 1996, respectively.

                                                            Three months ended
                                                               September 30,
                                                          ----------------------
                                                           1998            1997
                                                          ------          ------
Balance at the beginning of period                        $  951          $  796
Provision for loan losses                                     24              24
Recoveries                                                    30              34
Loans charged off                                           --              --
                                                          ------          ------
Balance at the end of period                              $1,005          $  854
                                                          ======          ======

At September 30, 1998, the allowance for loan losses was 0.97% of total loans, compared to 0.89% of total loans at June 30, 1998 and 0.81% of total loans at September 30, 1997.

The levels of the provision and allowance for loan losses are based on management's ongoing evaluation of the risk characteristics of the loan portfolio considering current economic conditions, financial condition of borrowers, growth and composition of the loan portfolio, collateral values, the relationship of the allowance for loan losses to outstanding loans, the level of nonperforming loans that have been identified as potential problems, past and expected loss experience, results of the most recent regulatory examinations, and other factors deemed relevant by management. Management actively maintains a current loan watch list and knows of no other loans which are (1) material and represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (2) represent material credits about which management has serious doubts as to the ability of such borrowers to comply with the loan repayment terms. Based on management's evaluation of the loan portfolio, as described above, the Company recorded a $24,000 provision for loan losses for the three months ended September 30, 1998 compared to a $24,000 provision for the same period in 1997.

YEAR 2000 ISSUE

The Company recognizes and is addressing the potentially severe implications of the "Year 2000 Issue." The "Year 2000 Issue" is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations as the Year 2000 approaches. This issue is caused by the fact that many of the world's existing computer programs use only two digits to identify the year in the date field of a program. These programs were designed and developed without considering the impact of the upcoming change in the century and could experience serious malfunctions when the last two digits of the year change to "00" as a result of identifying a year designated "00" as the year 1900 rather than the Year 2000. This misidentification could prevent the Company from being able to engage in normal business operations, including, among other things, miscalculating interest accruals and the inability to process customer transactions. Because of the potentially serious ramifications of the Year 2000 Issue, the Company is taking the Year 2000 Issue very seriously. The Company formed a Year 2000 Committee, which is comprised of a cross-section of the Company's employees, in November of 1997. This Committee is leading the Company's Year 2000 efforts to ensure that the Company is properly prepared for the Year 2000. The Company's Board of Directors has approved a plan submitted by the Year 2000 Committee that was developed in accordance with guidelines set forth by the Federal Financial Institutions Examination Council. This plan, which is described in further detail below, has five primary phases related to internal Year 2000 compliance:

1. Awareness - this phase is ongoing and is designed to inform the Company's Board of Directors (the "Board") and Executive management ("Management"), employees, customers and vendors of the impact of the Year 2000 Issue. The awareness phase is an ongoing one that is designed to provide ongoing information about the Year 2000 issue to the Board of Directors, Management, employees and customers. Since December of 1997 the Board has been apprised of the Company's efforts at their regular meetings. In addition, all customers were updated with respect to the Company's Year 2000 efforts through a mailing sent in June of 1998.

2. Assessment - during this phase an inventory was conducted of all known Company processes that could reasonably be expected to be impacted by the Year 2000 Issue and their related vendors, if applicable. This inventory of processes and vendors included not only typical computer processes such as the Company's transaction applications systems, but all known processes that could be impacted by micro-chip malfunctions. These include but are not limited to the Company's alarm system, phone system, check ordering process, and ATM network. The Company inventoried all the systems listed above in December of 1997 and performed an initial assessment of potential risks from either under or nonperformance arising from incorrect processing and usage of dates after December 31, 1999. At this time the Company had already made the decision to convert in February of 1998 to a new computer service provider for processing all loan, deposit and general ledger transactions. In conjunction with the conversion, the Company purchased and installed new computers, printers and related software in January of 1998. New hardware and software for a local area network was also purchased and installed in January of 1998. The total cost of the hardware and software purchased by the Company in fiscal 1998 totaled $296,000 and was capitalized. Most of the hardware and software purchased by the Company either is Year 2000 compliant or will be with minor modifications or upgrades. The assessment phase is complete, although it is updated periodically as necessary.

3. Renovation and/or replacement - this phase includes programming code enhancements, hardware and software upgrades, system replacements, vendor certification and any other changes necessary to make any hardware, software and other equipment Year 2000 compliant. The Company does not perform in-house programming, and thus is dependent on external vendors to ensure and modify, if needed, the hardware, software or other services it provides to the Company for Year 2000 compliance. As a result of the assessment performed above, the Company contacted all third party vendors, requested documentation regarding their Year 2000 compliance efforts, and analyzed their responses. The responses from third party vendors generally include an overview of renovation efforts to their systems that the Company utilizes. In addition, some third party software vendors have notified the Company that upgrades of their software will be necessary to ensure reliable and accurate Year 2000 processing. One third party computer vendor (the "primary service provider") processes, either directly, or indirectly through other computer vendors, all loan, deposit and general ledger transactions. The primary service provider has notified the Company that the renovation and replacement of their systems is complete and has been tested for Year 2000 compliance.

4. Testing - The next phase for the Company under the plan is to complete a comprehensive testing of all known processes. As noted in the renovation and/or replacement phase above, the Company's primary service provider has already tested their system for Year 2000 compliance. The next step, which is currently in process, is to test the Company's network and core service provider software applications and hardware. The Company has performed Year 2000 testing of all employee computer work stations, and all but one are Year 2000 compliant. The testing of the remainder of the Company's processes is expected to be substantially complete by the end of the second quarter of fiscal 1999.

5. Implementation - this phase will occur when Year 2000 processing commences. On some applications the Company is already entering dates greater than December 31, 1999 into their systems. In these situations no adverse events have been noted. The significant part of the implementation phase will occur after December 31, 1999. The Company is in the process of developing contingency plans for processes that do not process information reliably and accurately after December 31, 1999. The contingency plans for all systems should be substantially complete by the end of the second quarter of fiscal 1999.

The Company is also in the process of assessing the year 2000 readiness of significant borrowers and depositors. In the second quarter of 1999 the Company plans on making a list of significant borrowers and depositors. Customers who the Company has Year 2000 concerns about will be counseled on the Year 2000 issue and urged to take corrective action. Since the majority of the Company's loans are to individuals and secured by one to four family residences this step is not expected to require a significant amount of time or resources.

Excluding the hardware and software purchases noted above, the Company expensed $6,000 on Year 2000 costs for the quarter ended September 30, 1998. There were no Year 2000 costs for the quarter ended September 30, 1997. Based on an analysis of projected expenses performed in the last quarter of fiscal 1998, the total cost of the Year 2000 project is currently estimated at $50,000. Funding of the Year 2000 project costs will come from normal operating cash flow, however the expenses associated with the Year 2000 Issue will directly reduce otherwise reported net income for the Company.

Management of the Company believes that the potential effects on the Company's internal operations of the Year 2000 Issue can and will be addressed prior to the Year 2000. However, if required modifications or conversions are not made or are not completed on a timely basis prior to the Year 2000, the Year 2000 Issue could disrupt normal business operations. The most reasonably likely worst case Year 2000 scenarios foreseeable at this time would include the Company temporarily not being able to process, in some combination, various types of customer transactions. This could affect the ability of the Company to, among other things, originate new loans, post loan payments, accept deposits or allow immediate withdrawals, and, depending on the amount of time such a scenario lasted, could have a material adverse effect on the Company. Because of the serious implications of these scenarios, the primary emphasis of the Company's Year 2000 efforts is to correct, with complete replacement if necessary, any systems or processes whose Year 2000 test results are not satisfactory prior to the Year 2000. Nevertheless, should one of the most reasonably likely worst case scenarios occur in the Year 2000, the Company, as noted above, is in the process of formalizing a contingency plan that would allow for limited transactions, including the ability to make certain deposit withdrawals, until the Year 2000 problems are fixed. The costs of the Year 2000 project and the date on which the Company plans to complete Year 2000 compliance are based on management's best estimates, which were derived using numerous assumptions of future events such as the availability of certain resources (including internal and external resources), third party vendor plans and other factors. However, there can be no guarantee that these estimates will be achieved at the cost disclosed or within the timeframe indicated, and actual results could differ materially from these plans. Factors that might affect the timely and efficient completion of the Company's Year 2000 project include, but are not limited to, vendors' abilities to adequately correct or convert software and the effect on the Company's ability to test its systems, the availability and cost of personnel trained in the Year 2000 area, the ability to identify and correct all relevant computer programs and similar uncertainties.

LIQUIDITY AND INTEREST RATE RISK MANAGEMENT

Liquidity is the ability to raise funds or convert assets to cash in order to meet customer and operating needs. The Company's primary sources of liquidity are its portfolio of investment securities available-for-sale, principal and interest payments on loans and mortgage-backed securities, interest income from investment securities, maturities of investment securities held-to-maturity, increases in deposits, and advances from the FHLB of Atlanta. At September 30, 1998, the Bank had $14.0 million of credit available from the FHLB which would be collateralized by a blanket lien on qualifying loans secured by first mortgages on 1-4 family residences. Additional amounts may be made available under this blanket floating lien or by using investment securities as collateral. Management believes that it will have sufficient funds available to meet its anticipated future loan commitments as well as other liquidity needs.

Interest rate risk is the sensitivity of interest income and interest expense to changes in interest rates. Management structures the Company's assets and liabilities in an attempt to protect net interest income from large fluctuations associated with changes in interest rates. At September 30, 1998, the Company had a cumulative one year asset-sensitive gap position of $3.7 million or 3.00% of interest-earning assets. A asset-sensitive gap position generally indicates that net interest income would decrease in a declining rate environment and increase in a rising rate environment. The Company had a cumulative one year liability-sensitive gap position of $11.8 million or 7.09% of interest-earning assets at June 30, 1998. The Company will continue to actively manage its balance sheet in order protect net interest income from changes in interest rates.

It should be noted that these measures reflect the interest-sensitivity of the balance sheet as of a specific date and are not necessarily indicative of future results. Because of this and other limitations, management also monitors interest rate sensitivity through the use of a model which estimates the change in net portfolio value and net interest income in response to a range of assumed changes in market interest rates. Based on interest sensitivity measures as of September 30, 1998, management believes that its interest rate risk is at an acceptable level.

CAPITAL RESOURCES

The Parent is regulated by the Board of Governors of the Federal Reserve System ("FRB") and is subject to securities registration and public reporting regulations of the Securities and Exchange Commission. The Bank is regulated by the Federal Deposit Insurance Corporation ("FDIC") and the Administrator,
Savings Institutions Division, North Carolina Department of Commerce, (the "Administrator"). The Bank is subject to the capital requirements of the FDIC and the Administrator. The FDIC requires the Bank to maintain minimum ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 4% and 8%, respectively. Tier I capital consists of total stockholders' equity calculated in accordance with generally accepted accounting principles less intangible assets, and total capital is comprised of Tier I capital plus certain adjustments, the only one applicable to the Bank is the allowance for possible loan losses. Risk-weighted assets refer to the on- and off-balance sheet exposures of the Bank adjusted for their relative risk levels using formulas set forth in FDIC regulations. The Bank is also subject to a FDIC leverage capital requirement, which calls for a minimum ratio of Tier I capital (as defined above) to quarterly average total assets of 3% and a ratio of 5% to be "well-capitalized". The Administrator requires a net worth equal to at least 5% of total assets. At September 30, 1998, the Bank was in compliance with all of the aforementioned capital requirements.

As of September 30, 1998, the FDIC categorized the Bank as "well-capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well-capitalized", the Bank must meet minimum ratios for total risk-based, and Tier I leverage (the ratio of Tier I capital to average assets) of 10% and 5%, respectively. There have been no events or conditions since notification that management believes have changed the Bank's category.

CURRENT ACCOUNTING ISSUES

The Company prepares its consolidated financial statements and related disclosures in conformity with standards established by, among others, the Financial Accounting Standards Board (the "FASB"). Because the information needed by users of financial reports is dynamic, the FASB frequently has new rules and proposed new rules for companies to apply in reporting their activities. The following discussion addresses such changes as of September 30, 1998 that will affect the Company's future reporting.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 establishes standards for the way that public businesses report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement is effective for financial statements for periods beginning after December 15, 1997 and in the initial year of application, comparative information for earlier years is to be restated. The Company plans to adopt SFAS 131 in fiscal year 1999 without any significant impact on its consolidated financial statements because the Company operates as one segment.

In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132 ("SFAS 132"), "Employers Disclosures about Pensions and Other Postretirement Benefits". This statement standardizes the disclosure requirements of pensions and other postretirement benefits. This statement does not change any measurement or recognition provisions, and thus will not materially impact the Company. This statement is effective for fiscal years beginning after December 15, 1997. The Company plans to adopt SFAS 132 in fiscal year 1999 without any significant impact on its consolidated financial statements.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company plans to adopt SFAS 133 in fiscal year 2000 without any impact on its consolidated financial statements as the Company does not have any derivative financial instruments and is not involved in any hedging activities.

ITEM 2.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods.

The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. The structure of the Company's loan and deposit portfolios is such that a significant decline in interest rates may adversely impact net market values and net interest income. The Company does not maintain a trading account nor is the Company subject to currency exchange risk or commodity price risk. Interest rate risk is monitored as part of the Company's asset/liability management function, which is discussed above in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Liquidity and Interest Rate Risk Management".

Management does not believe there has been any significant change in the overall analysis of financial instruments considered market risk sensitive, as measured by the factors of contractual maturities, average interest rates and estimated fair values, since the analysis prepared and presented in conjunction with the Form 10-K Annual report for the fiscal year ended June 30, 1998.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
None

ITEM 2.  CHANGES IN SECURITIES
Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5.  OTHER INFORMATION
Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits
None

(b) Reports on Form 8-K
None

                                   SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized



Date:   November 16, 1998                 By:  /s/ D. Tyson Clayton
                                              -----------------
                                               President


Date:   November 16, 1998                 By:  /s/ Thomas W. Wayne
                                               ---------------
                                               Vice President and principal
                                               financial officer