Form 10-Q
period 1998-12-31
PIEDMONT BANCORP INC
filed 1999-02-12
CIK 948019

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                December 31, 1998

                              ---------------------

                        Commission File Number 001-14070

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

                                [ X ] Yes [  ] No

         As of February 1, 1998, 2,605,533 shares of the registrant's common stock, no par value, were outstanding. The registrant has no other classes of securities outstanding.

Part I. FINANCIAL INFORMATION
Item 1 - Financial Statements

                                 PIEDMONT BANCORP, INC. AND SUBSIDIARY
                                      CONSOLIDATED BALANCE SHEETS
                                         December 31, June 30,
                                               1998 1998
                                             (unaudited) *
                                     (in thousands, except shares)

                                     Assets
Cash                                                                          $     609      $     823
Interest-bearing deposits in other financial institutions                         2,316          1,821
Investment securities:
   Available-for-sale                                                            14,768         13,775
   Held-to-maturity                                                               3,212          3,250
Loans receivable (net of allowance for loan losses of $1,029 and
   $951 at December 31, 1998 and June 30, 1998, respectively)                   103,700        106,500
Federal Home Loan Bank stock, at cost                                             1,152          1,152
Premises and equipment                                                            1,698          1,414
Prepaid expenses and other assets                                                 1,789          1,806
                                                                              ---------      ---------
          Total assets                                                        $ 129,244      $ 130,541
                                                                              =========      =========
                      Liabilities and Stockholders' Equity
                                   Liabilities

Deposits:
   Demand, non-interest bearing                                                   3,155          2,844
   Savings, NOW and MMDA                                                         35,546         32,800
   Certificates of Deposit                                                       53,199         54,196
                                                                              ---------      ---------
                                                                                 91,900         89,840
Advances from the Federal Home Loan Bank                                         15,709         18,000
Accrued expenses and other liabilities                                              941          1,095
                                                                              ---------      ---------
     Total liabilities                                                          108,550        108,935
                                                                              ---------      ---------
                              Stockholders' Equity

Preferred stock, no par value, 5,000,000 shares authorized;
   none issued                                                                     --             --
Common stock, no par value, 20,000,000 shares authorized; 2,615,933 and
   2,750,800 shares issued and outstanding at September 30, 1998 and June
   30, 1998, respectively                                                         7,813          9,121
Unearned ESOP shares                                                               (559)          (679)
Unamortized deferred compensation                                                  (793)          (953)
Unallocated restricted stock                                                        (87)           (61)
Retained earnings, substantially restricted (note 6)                             14,230         14,101
Accumulated other comprehensive income                                               90             77
                                                                              ---------      ---------
      Total stockholders' equity                                                 20,694         21,606
                                                                              ---------      ---------
          Total liabilities and stockholders' equity                          $ 129,244      $ 130,541
                                                                              =========      =========

* Derived from audited financial statements
See accompanying notes to consolidated financial statements.

                                    PIEDMONT BANCORP, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF INCOME (unaudited)


                                                                   Three Months Ended     Six Months Ended
                                                                       December 31,          December 31,
                                                                    -----------------     -----------------
                                                                     1998       1997       1998       1997
                                                                    ------     ------     ------     ------
                                                                     (in thousands, except per share data)
Interest income:
   Interest on loans                                                $2,188     $2,245     $4,487     $4,432
   Interest on deposits in other financial institutions                 21         14         43         30
   Interest and dividends on investment securities:
      Taxable                                                          224        208        457        411
      Non-taxable                                                       48         49         96         97
                                                                    ------     ------     ------     ------
            Total interest income                                    2,481      2,516      5,083      4,970
                                                                    ------     ------     ------     ------
Interest expense:
   Interest on deposits                                              1,029        992      2,071      1,985
   Interest on borrowings                                              230        301        501        567
                                                                    ------     ------     ------     ------
            Total interest expense                                   1,259      1,293      2,572      2,552
                                                                    ------     ------     ------     ------
Net interest income                                                  1,222      1,223      2,511      2,418
Provision for loan losses                                                3         24         27         48
                                                                    ------     ------     ------     ------
            Net interest income after provision for loan losses      1,219      1,199      2,484      2,370
                                                                    ------     ------     ------     ------
Other income:
   Customer service and other fees                                      53         52        104        104
   Mortgage loan servicing fees                                          1         18          7         39
   Gain on sale of investment securities                                 5         --          5          6
   Lower-of-cost or market adjustment on loans held-for-sale            --          3         --         36
   Gain on sale of loans                                                23         --         63         --
   Stock and mutual fund commissions                                    20         --         44         --
   Other                                                                26         23         56         48
                                                                    ------     ------     ------     ------
            Total other income                                         128         96        279        233
                                                                    ------     ------     ------     ------

                                    PIEDMONT BANCORP, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF INCOME (unaudited)
                                                (continued)


                                                                   Three Months Ended     Six Months Ended
                                                                       December 31,          December 31,
                                                                    -----------------     -----------------
                                                                     1998       1997       1998       1997
                                                                    ------     ------     ------     ------
                                                                     (in thousands, except per share data)
Other expenses:
   Compensation and fringe benefits (note 5)                           473        402        930        825
   Data and items processing                                            69         61        156        116
   Deposit insurance premiums                                           13         13         26         26
   Occupancy expense                                                    29         27         55         52
   Furniture and equipment expense                                      46         26         89         51
   Professional fees                                                    24         56         67         93
   Other                                                               175        145        289        238
                                                                    ------     ------     ------     ------
            Total other expenses                                       829        730      1,612      1,401
                                                                    ------     ------     ------     ------
            Income before income tax expense                           518        565      1,151      1,202
Income tax expense                                                     181        202        400        425
                                                                    ------     ------     ------     ------
                  Net income                                        $  337     $  363     $  751     $  777
                                                                    ======     ======     ======     ======

Net income per share - basic (note 7)                               $ 0.13     $ 0.13     $ 0.28     $ 0.29
                                                                    ======     ======     ======     ======
Net income per share - diluted (note 7)                             $ 0.13     $ 0.13     $ 0.28     $ 0.29
                                                                    ======     ======     ======     ======

See accompanying notes to consolidated financial statements.

                                                PIEDMONT BANCORP, INC. AND SUBSIDIARY
                                     STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY (unaudited)


                                                                                       Unearned        Unamortized     Unallocated
                                                         Shares         Common            ESOP           Deferred       Restricted
                                                       Outstanding       Stock           Shares       Compensation        Stock
                                                       ----------      ----------      ----------      ----------      ----------
                                                                                     (dollars in thousands)
Balance at June 30, 1997                                2,750,800      $    9,143      $     (933)     $   (1,269)     $      (21)
      Net income                                             --              --              --              --              --
      Release of ESOP shares                                 --               (24)            135            --              --
      Amortization of unearned compensation                  --              --              --               123            --
      Forfeiture of restricted stock                         --              --              --               136            (136)
      Allocation of restricted stock                         --               (11)           --               (95)            106
      Tax benefit of dividends on restricted stock           --                (7)           --              --              --
      Cash dividends declared, net of
         forfeited dividends on restricted stock             --                32            --              --              --
      Change in unrealized holding gains (losses),
         net of income taxes                                 --              --              --              --              --
                                                       ----------      ----------      ----------      ----------      ----------
Balance at December 31, 1997                            2,750,800      $    9,133      $     (798)     $   (1,105)     $      (51)
                                                       ==========      ==========      ==========      ==========      ==========

Balance at June 30, 1998                                2,750,800      $    9,121      $     (679)     $     (953)     $      (61)
      Net income                                             --              --              --              --              --
      Purchase and retirement of common stock            (134,867)         (1,291)           --              --              --
      Release of ESOP shares                                 --               (30)            120            --              --
      Amortization of unearned compensation                  --              --              --               134            --
      Forfeiture of restricted stock                         --              --              --                26             (26)
      Tax benefit of dividends on restricted stock           --                 1            --              --              --
      Cash dividends declared, net of
         forfeited dividends on restricted stock             --                12            --              --              --
      Change in unrealized holding gains (losses),
         net of income taxes                                 --              --              --              --              --
                                                       ----------      ----------      ----------      ----------      ----------
Balance at December 31, 1998                            2,615,933      $    7,813      $     (559)     $     (793)     $      (87)
                                                       ==========      ==========      ==========      ==========      ==========

                                PIEDMONT BANCORP, INC. AND SUBSIDIARY
                     STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY (unaudited)
                                            (continued)



                                                       Accumulated
                                                          other                            Total
                                                        Retained      comprehensive   Stockholders'
                                                        Earnings          income          Equity
                                                       ----------      ----------      ----------
Balance at June 30, 1997                               $   13,580      $      (84)     $   20,416
      Net income                                              777            --               777
      Release of ESOP shares                                 --              --               111
      Amortization of unearned compensation                  --              --               123
      Forfeiture of restricted stock                         --              --              --
      Allocation of restricted stock                         --              --              --
      Tax benefit of dividends on restricted stock           --              --                (7)
      Cash dividends declared, net of
         forfeited dividends on restricted stock             (529)           --              (497)
      Change in unrealized holding gains (losses),
         net of income taxes                                 --               136             136
                                                       ----------      ----------      ----------
Balance at December 31, 1997                           $   13,828      $       52      $   21,059
                                                       ==========      ==========      ==========

Balance at June 30, 1998                               $   14,101      $       77      $   21,606
      Net income                                              751            --               751
      Purchase and retirement of common stock                --              --            (1,291)
      Release of ESOP shares                                 --              --                90
      Amortization of unearned compensation                  --              --               134
      Forfeiture of restricted stock                         --              --              --
      Tax benefit of dividends on restricted stock           --              --                 1
      Cash dividends declared, net of
         forfeited dividends on restricted stock             (622)           --              (610)
      Change in unrealized holding gains (losses),
         net of income taxes                                 --                13              13
                                                       ----------      ----------      ----------
Balance at December 31, 1998                           $   14,230      $       90      $   20,694
                                                       ==========      ==========      ==========

See accompanying notes to consolidated financial statements.

                                         PIEDMONT BANCORP, INC. AND SUBSIDIARY
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 Six months ended
                                                                                                    December 31,
                                                                                                 1998          1997
                                                                                               --------      --------
   Net income                                                                                  $    751      $    777
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation                                                                                78            49
         Net amortization (accretion)                                                               109            63
         Provision for loan losses                                                                   27            48
         Net gain on sale of investments and mortgage-backed securities                              (5)           (6)
         Gain on sale of loans                                                                      (63)         --
         Loss on sale of fixed assets                                                              --               4
         Release of ESOP shares                                                                      90           111
         Compensation earned under MRP                                                              134           123
         Net decrease (increase) in mortgage loans held for sale                                 (5,368)         --
         Increase in other assets                                                                   (23)         (238)
         Increase (decrease) in other liabilities                                                  (144)          119
                                                                                               --------      --------
               Net cash provided (used in) operating activities                                  (4,414)        1,050
                                                                                               --------      --------
Investing activities:
   Net (increase) decrease in loans held for investment                                           8,158        (7,663)
   Principal collected on mortgage-backed securities                                                759           229
   Purchases of investment securities classified as available-for-sale                           (1,997)       (1,250)
   Purchases of mortgage-backed securities classified as available-for-sale                      (1,453)       (1,532)
   Purchases of collateralized mortgage-backed securities classified as available-for-sale       (2,037)         --
   Proceeds of sales of mortgage-backed-securities classified as available-for-sale                 501         1,508
   Proceeds from investment securities called by issuer                                           3,280            10
   Purchases of Federal Home Loan Bank stock                                                       --            (160)
   Purchases of premises and equipment                                                             (362)          (78)
                                                                                               --------      --------
               Net cash provided (used in)  investing activities                                  6,849        (8,936)
                                                                                               --------      --------
Financing activities:
   Net increase (decrease) in time deposits                                                        (997)         (260)
   Net increase (decrease) in other deposits                                                      3,057         1,771
   Proceeds from borrowings                                                                       1,780        11,100
   Repayments of borrowings                                                                      (4,071)       (6,000)
   Purchase and retirement of common stock                                                       (1,291)         --
   Cash dividends paid to shareholders                                                             (632)         (515)
                                                                                               --------      --------
               Net cash provided (used in) financing activities                                  (2,154)        6,096
                                                                                               --------      --------
               Increase (decrease) in cash and cash equivalents                                     281        (1,790)
Cash and cash equivalents at beginning of period                                                  2,644         4,645
                                                                                               --------      --------
Cash and cash equivalents at end of period                                                     $  2,925      $  2,855
                                                                                               ========      ========

                                         PIEDMONT BANCORP, INC. AND SUBSIDIARY
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (continued)

                                                                                                  Six months ended
                                                                                                    December 31,
                                                                                                1998           1997
                                                                                              --------      --------
Supplemental disclosure of cash flow information:                                     act         2,925
   Cash paid during the period for:                                                  diff             2
      Interest                                                                                 $  2,569      $  2,550
                                                                                               ========      ========
      Income taxes                                                                             $    428      $    430
                                                                                               ========      ========
Supplemental disclosure of noncash transactions:
   Unrealized gains on available-for-sale securities,
      net of deferred taxes of  $58 and $33                                                    $     90      $    136
                                                                                               ========      ========
   Dividends declared but unpaid                                                                    314           267
                                                                                               ========      ========
   Transfer from loans receivable to real estate owned                                             --             522

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

2) Basis of Presentation

       The consolidated financial statements include the accounts of the Parent and the Bank, together referred to as "the Company". All significant intercompany transactions and balances are eliminated in consolidation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheets and the reported amounts of income and expenses for the periods presented. Actual results could differ significantly from those estimates. In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of December 31, 1998 and for the three and six month periods ended December 31, 1998 and December 31, 1997 in conformity with generally accepted accounting principles. Operating results for the three and six month periods ended December 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1999.

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

                      PIEDMONT BANCORP, INC. and SUBSIDIARY
                   Notes to Consolidated Financial Statements


4) Comprehensive Income (continued)


       Comprehensive income is the change in equity of an enterprise during the period from transactions and other events and circumstances from nonowner sources and, accordingly, includes both net income and amounts referred to as other comprehensive income. The Company's other comprehensive income for the six months ended December 31, 1998 consisted of unrealized gains and losses on certain investments in debt securities. Comprehensive income for the six months ended December 31, 1998 and 1997 amounted to $764,000 and $913,000, respectively.

5) Employee and Director Benefit Plans

       The Company has an employee stock ownership plan ("ESOP") whereby an aggregate number of shares amounting to 211,600 were purchased for future allocation to employees. Contributions to the ESOP are made by the Bank on a discretionary basis, and are allocated among ESOP participants on the basis of relative compensation in the year of allocation. Benefits will vest in full upon five years of service with credit given for years of service prior to the conversion. The ESOP was funded by a $40,000 cash contribution from the Bank in December 1995 and a loan from the Parent in the amount of $2,690,677. The loan is secured by shares of stock purchased by the ESOP and is not guaranteed by the Bank. Principal and interest payments on this loan are funded primarily from discretionary contributions by the Bank. Dividends, if any, paid on shares held by the ESOP may also be used to reduce the loan. Dividends on unallocated shares which are used to repay debt are not reported as dividends in the consolidated financial statements but rather are recorded as an element of compensation expense. Dividends on allocated shares are credited to the accounts of the participants and reported as dividends in the consolidated financial statements. For the six month periods ended December 31, 1998 and 1997, ESOP-related compensation expense totaled $90,000 and $111,000, respectively. For the three month periods ended December 31, 1998 and 1997, ESOP-related compensation expense totaled $43,000 and $50,000, respectively. Additionally, in December of 1998 and 1997, 18,448 and 19,918 shares, respectively, were released to individual participant accounts. At December 31, 1998, a total of 167,285 shares have been released and allocated to participants under the Plan and 44,315 shares remain unallocated.

       The Bank has a management recognition plan ("MRP") which serves as a means of providing existing directors and employees of the Bank with an ownership interest in the Company. On August 29, 1996, restricted stock awards of 105,800 shares were made to 38 directors, officers, and employees of the Bank. The shares awarded under the MRP were issued from authorized but unissued shares of common stock at no cost to recipients. The shares granted vest at a rate of 20% each year on the anniversary of the initial award of shares so that the shares will be completely vested at the end of five years. During the first six months of fiscal 1998, one MRP participant forfeited 1,719 restricted, non-vested shares of the
       Company's stock and $12,000 of dividends previously paid to the participants on those restricted shares. The dividends refunded to the Bank have been reflected as an addition to common stock. The shares forfeited during the six months ended December 31, 1998, combined with

                      PIEDMONT BANCORP, INC. and SUBSIDIARY
                   Notes to Consolidated Financial Statements


5) Employee and Director Benefit Plans (continued)


       shares previously forfeited, leaves 5,778 restricted shares unallocated under the MRP. Compensation expense of $134,000 and $123,000 was recorded during the six month periods ended December 31, 1998 and 1997, respectively. During the three months ended December 31, 1998 and 1997, compensation expense was recorded of $71,000 and $56,000, respectively.


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

                              PIEDMONT BANCORP, INC. and SUBSIDIARY
                           Notes to Consolidated Financial Statements



                                              Three Months Ended           Six Months Ended
                                                  December 31,                December 31,
                                            ---------------------------------------------------
                                               1998          1997          1998          1997
                                            ---------     ---------     ---------     ---------
Basic EPS denominator: weighted average
   number of common shares outstanding      2,629,153     2,688,037     2,656,599     2,684,302
Dilutive effect of stock options                  103        25,627         5,020        25,867
                                            ---------     ---------     ---------     ---------
Diluted EPS denominator                     2,629,256     2,713,664     2,661,619     2,710,169
                                            =========     =========     =========     =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Results of Operations for the Six Months Ended December 31, 1998 and 1997

Summary
For the six months ended December 31, 1998, the Company recorded net income of $751,000, or $0.28 basic and diluted earnings per share, compared to net income of $777,000, or $0.29 basic and diluted earnings per share for the six months ended December 31, 1997.

Net Interest Income
As shown in the table below, tax-equivalent net interest income increased $94,000 to $2,571,000 for the six months ended December 31, 1998 from $2,477,000 for the same period in 1997. Net interest income is analyzed on a tax-equivalent basis to adjust for the nontaxable status of income earned on certain investments such as municipal bonds.

                                                                                       Six Months Ended December 31,
                                                                                  --------------------------------------
                                                                                                 1998
                                                                                   --------------------------------------
                                                                                                                Average
                                                                                  Average                        Yield/
                                                                                  Balance      Interest          Rate(1)
                                                                                  -------      --------          -------
                                                                                         (dollars in thousands)
Interest-earning assets:
  Interest-bearing deposits                                                      $  1,407      $     43           6.11%
  FHLB common stock                                                                 1,151            44           7.65
  Taxable investment securities                                                    12,893           413           6.41
  Tax-exempt investment securities (2)                                              3,862           156           8.08
  Loans receivable                                                                106,359         4,487           8.44
                                                                                 --------      --------        -------
Total interest-earning assets                                                     125,672         5,143           8.18
Non-interest-earning assets                                                         3,764
                                                                                 --------
     Total                                                                       $129,436
                                                                                 ========


Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
  Deposit accounts                                                                 86,942         2,071           4.73
  Borrowings                                                                       17,240           501           5.81
                                                                                 --------      --------        -------
Total interest-bearing liabilities                                                104,182         2,572           4.94
                                                                                               --------        -------
Non-interest-bearing liabilities                                                    3,931
Stockholders' equity                                                               21,323
                                                                                 --------
     Total                                                                       $129,436
                                                                                 ========
Net interest income and interest rate spread                                                   $  2,571           3.24%
                                                                                               ========
Net interest-earning assets and net interest margin                              $ 21,490                         4.12%
                                                                                 ========
Ratio of interest-earning assets to interest-bearing liabilities                                                120.63%

                                                                          Six Months Ended December 31,
                                                                     --------------------------------------
                                                                                    1997
                                                                      --------------------------------------
                                                                                                   Average
                                                                     Average                        Yield/
                                                                     Balance      Interest          Rate(1)
                                                                     -------      --------          -------
                                                                            (dollars in thousands)
Assets:

Interest-earning assets:
  Interest-bearing deposits                                          $  1,634      $     30          3.67%
  FHLB common stock                                                       991            36          7.27
  Taxable investment securities                                        11,483           375          6.53
  Tax-exempt investment securities (2)                                  3,914           156          7.97
  Loans receivable                                                    104,831         4,432          8.46
                                                                     --------      --------        ------
Total interest-earning assets                                         122,853         5,029          8.19
Non-interest-earning assets                                             3,182
                                                                     --------
     Total                                                           $126,035
                                                                     ========

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
  Deposit accounts                                                     83,119         1,985          4.74
  Borrowings                                                           18,950           567          5.98
                                                                     --------
Total interest-bearing liabilities                                    102,069         2,552          5.00
                                                                                   ========        ======
Non-interest-bearing liabilities                                        3,055
Stockholders' equity                                                   20,911
                                                                     --------
     Total                                                           $126,035
                                                                     ========
Net interest income and interest rate spread                                       $ 2,477           3.19%
                                                                                   =======
Net interest-earning assets and net interest margin                  $ 20,784                        4.06%
                                                                     ========
Ratio of interest-earning assets to interest-bearing liabilities                                   120.36%


(1) All information presented in this column is annualized with the exception of the ratio of interest-earning assets to interest bearing liabilities.
(2) Interest earned on tax-exempt investment securities has been adjusted to a tax-equivalent basis using the applicable federal and state rates of 34% and 7.25%, respectively, and reduced by the nondeductible portion of interest expense.

The increase in net interest income is primarily due to a higher level of interest-earning assets during the six months ended December 31, 1998 as compared to the same period in 1997. Average taxable investment securities and average loans receivable increased $1.4 million and $1.5 million, respectively, over the same six month period last year. The average yield on taxable investment securities declined 2 basis points while the average yield on loans receivable declined 12 basis points from the six month period ended December 31, 1997 to the same period in 1998. Interest rate spread (on a tax-equivalent basis) increased to 3.24% for the six months ended December 31, 1998 from 3.19% for the same six month period in 1997 primarily due to a decline in the average yield on total interest bearing liabilities. Net interest margin increased to 4.12% for the six months ended December 31, 1998 from 4.06% for the six months ended December 31, 1997.

Provision for Loan Losses
The provision for loan losses for the six months ended December 31, 1998 totaled $27,000 compared to $48,000 for the same period in 1997. The decline between the two six month periods was based on the Company's favorable charge off experience over the past eight quarters and the decline in net loans receivable from fiscal 1998 to 1999. The provision for loan losses is based on management's evaluation of the loan portfolio as discussed under "Financial Condition".

Other Income
Other income totaled $279,000 for the six months ended December 31, 1998 compared to $233,000 for the same period in 1997. Mortgage loan servicing fees declined $32,000 from the first three months of fiscal 1998 to the same period in 1999 due to faster prepayments on the underlying mortgages in 1998 as compared to 1997. During the first six months of fiscal 1998 there was a positive lower-of-cost or market adjustment of $36,000 that was not present during the first six months of fiscal 1999. The Company recorded a $63,000 gain on sale of loans during the first six months of fiscal 1999. There were no such loan sales during the first six months of fiscal 1998. The Company collected stock and mutual fund commissions of $44,000 during the first six months of fiscal 1999. There were no commissions in the first six months of fiscal 1998 since the full service and discount brokerage subsidiary of the Bank did not begin operations until the quarter ended March 31, 1998.

Other Expenses
Other expenses totaled $1,612,000 for the six months ended December 31, 1998 compared to $1,401,000 for the same period in 1997. Compensation expense increased $105,000 from the quarter ended December 31, 1997 to the same period in 1998 due to the hiring of several employees during the middle of the second quarter as well as others added in the third and fourth quarters of fiscal year 1998. Some of the increase in compensation expense is due to normal cost of living and merit increases for employees. Data and items processing expense increased $40,000 for the six months ended December 31, 1998 to the same period in 1997 due to the Bank's conversion to a new data processor in the third quarter of fiscal 1998. The Bank's new processor provides a higher level of service and technology compared to the Bank's previous processor. Furniture and equipment expense increased $38,000 from the quarter ended December 31, 1997 to the same period in 1998 due to higher depreciation expense associated with the purchase of computer equipment in the third quarter of fiscal 1998. Other "other" expense increased $51,000 from the six months ended December 31, 1997 to the same period in 1998 due primarily to increases in savings forms, postage, and checking account expenses in the six months ended December 31, 1998.

Income Tax Expense
Income tax expense was $400,000 for the six months ended December 31, 1998 resulting in an effective rate of 34.75% compared to $425,000 or 35.36% for the same period in 1997.

Comparison of Results of Operations for the Three Months Ended December 31, 1998 and 1997

Summary
For the quarter ended December 31, 1998, the Company recorded net income of $337,000, or $0.13 per share, compared to $363,000, or $0.13 per share for the same quarter last year.

Net Interest Income
As shown in the table below, there was no change in tax-equivalent net interest income between the quarter ended December 31, 1998 and the same period in 1997. Net interest income is analyzed on a tax-equivalent basis to adjust for the nontaxable status of income earned on certain investments such as municipal bonds.

                                                                       Three Months Ended December 31,
                                                                    -----------------------------------
                                                                                   1998
                                                                    -----------------------------------
                                                                                               Average
                                                                     Average                    Yield/
                                                                     Balance      Interest      Rate(1)
                                                                     --------     --------      ------
                                                                         (dollars in thousands)
Assets:
Interest-earning assets:
  Interest-bearing deposits                                          $  1,376     $     21        6.10%
  FHLB common stock                                                     1,152           21        7.29
  Taxable investment securities                                        13,121          203        6.19
  Tax-exempt investment securities (2)                                  3,860           78        8.08
  Loans receivable                                                    104,521        2,188        8.37
                                                                     --------     --------      ------
Total interest-earning assets                                         124,030        2,511        8.10
                                                                                  --------      ------
Non-interest-earning assets                                             3,898
                                                                     --------
     Total                                                           $127,928
                                                                     ========

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
  Deposit accounts                                                     87,829        1,029        4.65
  Borrowings                                                           15,459          230        5.95
                                                                     --------     --------      ------
Total interest-bearing liabilities                                    103,288        1,259        4.88
                                                                                  --------      ------
Non-interest-bearing liabilities                                        3,639
Stockholders' equity                                                   21,001
                                                                     --------
     Total                                                           $127,928
                                                                     ----====
Net interest income and interest rate spread                                      $  1,252        3.22%
                                                                                  ========
Net interest-earning assets and net interest margin                  $ 20,742                     4.06%
                                                                     ========
Ratio of interest-earning assets to interest-bearing liabilities                                120.08%

                                                                       Three Months Ended December 31,
                                                                    -----------------------------------
                                                                                   1998
                                                                    -----------------------------------
                                                                                               Average
                                                                     Average                    Yield/
                                                                     Balance      Interest      Rate(1)
                                                                     --------     --------      ------
                                                                         (dollars in thousands)
Assets:
Interest-earning assets:
  Interest-bearing deposits                                          $  1,678     $     14        3.34%
  FHLB common stock                                                     1,044           19        7.28
  Taxable investment securities                                        11,557          189        6.54
  Tax-exempt investment securities (2)                                  3,929           78        7.94
  Loans receivable                                                    106,595        2,245        8.42
                                                                     --------     --------      ------
Total interest-earning assets                                         124,803        2,545        8.16
                                                                                  --------      ------
Non-interest-earning assets                                             3,319
                                                                     --------
     Total                                                           $128,122
                                                                     ========

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
  Deposit accounts                                                     83,562          992        4.71
  Borrowings                                                           20,326          301        5.92
                                                                     --------     --------      ------
Total interest-bearing liabilities                                    103,888        1,293        4.98
                                                                                  --------      ------
Non-interest-bearing liabilities                                        3,189
Stockholders' equity                                                   21,045
                                                                     --------
     Total                                                           $128,122
                                                                     ========
Net interest income and interest rate spread                                      $  1,252       3.18%
                                                                                  ========
Net interest-earning assets and net interest margin                  $ 20,915                    4.04%
                                                                     ========
Ratio of interest-earning assets to interest-bearing liabilities                               120.13%

(1) All information presented in this column is annualized with the exception of the ratio of interest-earning assets to interest bearing liabilities.
(2) Interest earned on tax-exempt investment securities has been adjusted to a tax-equivalent basis using the applicable federal and state rates of 34% and 7.25%, respectively, and reduced by the nondeductible portion of interest expense.

The average yield on total interest earning assets declined 6 basis points from the three months ended December 31, 1997 to the same period in 1998. This decline was caused by a shift in average interest earning assets from loans receivable to taxable investment securities. Average loans receivable decreased $2.1 million and average taxable investment securities increased $1.6 million from the three months ended December 31, 1997 to the same period in 1998. Some of the decline in the average yield on total interest earning assets was caused by 5 and 35 basis point declines in the average yield on loans receivable and taxable investment securities, respectively, from the three months ended December 31, 1997 to the same three month period in 1998. The average rate on total interest bearing liabilities declined 10 basis points from the three months ended December 31, 1997 to the same three month period in 1998. Most of this decline was caused by a shift from borrowings to deposits from the three months ended December 31, 1997 to the same three month period in 1998. Interest rate spread (on a tax-equivalent basis) increased to 3.22% for the quarter December 31, 1998 from 3.18% for the same quarter in 1997, while the net interest margin increased to 4.06% from 4.04% during the same period of time.

Provision for Loan Losses
The provision for loan losses for the three months ended December 31, 1998 totaled $3,000 compared to $24,000 for the same period in 1997. The decline between the two three month periods was based on the Company's favorable charge off experience over the past eight quarters and the decline in net loans receivable from fiscal 1998 to 1999. The provision for loan losses is based on management's evaluation of the loan portfolio as discussed under "Financial Condition".

Other Income
Other income totaled $128,000 for the quarter ended December 31, 1998 compared to $96,000 for the same period in 1996. The overall increase in other income was caused by increases and decreases in various income accounts. Mortgage loan servicing fees declined $17,000 from the three months ended December 31, 1997 to the same period in 1998 due to faster prepayments on the underlying mortgages in 1998 as compared to 1997. Gain on sale of investments increased $5,000 from the three months ended December 31, 1997 to the same period in 1998 because there were no sales of investment securities in the three months ended December 31, 1997. The Company recorded a $23,000 gain on sale of loans during the three months ended December 31, 1998. There were no such loan sales during the three months ended December 31, 1997. The Company collected stock and mutual fund commissions of $20,000 during the first three months of fiscal 1999. There were no commissions in the three months ended December 31, 1997 since the full service and discount brokerage subsidiary of the Bank did not begin operations until the quarter ended March 31, 1998.

Other Expenses
Other expenses totaled $829,000 for the three months ended December 31, 1998 compared to $730,000 for the same period in 1997. Compensation expense increased $71,000 from the quarter ended December 31, 1997 to the same period in 1998 due to the hiring of several employees during the middle of the second quarter as well as others added in the third and fourth quarters of fiscal year 1998. Some of the increase in compensation expense is due to normal cost of living and merit increases for employees. Data and items processing expense increased $8,000 from the quarter ended December 31, 1997 to the same period in 1998 due to the Bank's conversion to a new data processor in the third quarter of fiscal 1998. The Bank's new processor provides a higher level of service and technology compared to the Bank's previous processor. Furniture and equipment expense increased $20,000 from the quarter ended December 31, 1997 to the same period in 1998 due to higher depreciation expense associated with the purchase and depreciation of computer equipment in the third quarter of fiscal 1998. Other "other" expense increased $30,000 from the quarter ended December 31, 1997 to the same period in 1998 due primarily to increases in postage, Directors and Officers insurance, employee training and checking account expenses in the three months ended December 31, 1998.

Income Tax Expense
Income tax expense was $181,000 for the quarter ended December 31, 1998 resulting in an effective rate of 34.9% compared to $202,000 or 35.8% for the same period in 1997.

Financial Condition

CHANGES IN FINANCIAL CONDITION

Total assets decreased $1.3 million or .99% to $129.2 million at December 31, 1998 from $130.5 million at June 30, 1998. A decrease in net loans of $2.8 million, offset in part by increases in investment securities of $955,000 and interest-bearing deposits in other financial institutions of $495,000, contributed to the majority of the decrease in assets from June 30, 1998 to December 31, 1998. Total liabilities decreased $385,000 to $108.6 million at December 31, 1998 from $108.9 million at June 30, 1998. An increase of $2.1 million in deposits and a decrease of 2.3 million in Advances from the Federal Home Loan Bank made up the majority of the change in liabilities during the first six months of fiscal 1999.

Total stockholders' equity decreased $912,000 to $20.7 million at December 31, 1998 from $21.6 million at June 30, 1998. Under a previously announced stock repurchase plan, the Company repurchased and retired 134,867 shares of its common stock during the six months ended December 31, 1998. The average cost of the shares repurchased was $9.57 per share for a total cost of $1,291,000. The implementation of the share repurchase plan and cash dividends declared were the primary factors contributing to the decline in stockholders' equity during the six months ended December 31, 1998. Mitigating these decreases was net income of $751,000, and release of ESOP shares, amortization of unearned compensation, and a change in unrealized holding gains on investment securities of $90,000, $134,000 and $13,000, respectively.


ASSET QUALITY

Nonperforming Assets and Risk Assets

Nonperforming assets include nonaccrual loans, restructured loans and real estate owned. The table on the following page presents information on nonperforming assets and loans contractually past due but still accruing at December 31, 1998 and June 30, 1998.

                                                    December 31,       June 30
                                                        1998             1998
                                                      --------        ---------
                                                             (in thousands)
Total nonaccrual loans                                 $    740        $    928
Total restructured loans                                   --              --
                                                       --------        ---------
     Total nonperforming loans                              740             928
Real estate owned                                          --              --
                                                      --------        ---------
Total nonperforming assets                                  740             928

Accruing loans, delinquent 90 days or more                 --              --
                                                      --------        ---------

Total risk assets                                      $    740        $    928
                                                       ========        ========

Nonperforming loans to total loans                         0.71%           0.87%
Nonperforming assets to total assets                       0.57%           0.71%
Risk assets to total assets                                0.57%           0.71%
Allowance for loan losses to:
   Total nonperforming assets                             1.39x           1.02x
   Total risk assets                                      1.39x           1.02x
Total assets                                           $129,244        $130,541
Total loans, net                                        103,700         106,500
Allowance for loan losses                                 1,029             951


There were no significant changes in nonperforming assets outstanding from June 30, 1998 to December 31, 1998. Management has reviewed the collateral for nonperforming assets and believes that collateral values related to the loans exceeds such balances. The recorded investment in loans that are considered to be impaired under SFAS No. 114 (Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan") were $118,000 at both December 31, 1998 and June 30, 1998. There was no related allowance for credit losses associated with these loans as determined in accordance with SFAS No.
114. Management has included this review among the factors considered in the evaluation of the allowance for possible loan losses.

Provision and Allowance for Loan Losses

The following table summarizes the activity in the allowance for loan losses for the three and six months ended December 31, 1998 and 1997, respectively.

                                        Three months ended          Six months ended
                                           December 31,               December 31,
                                       --------------------      --------------------
                                         1998         1997         1998         1997
                                       -------      -------      -------      -------
Balance at the beginning of period     $ 1,005      $   854      $   951      $   796
Provision for loan losses                    3           24           27           48
Recoveries                                  29            5           59           39
Loans charged off                           (8)          (4)          (8)          (4)
                                       -------      -------      -------      -------
Balance at end of period               $ 1,029      $   879      $ 1,029      $   879
                                       =======      =======      =======      =======


At December 31, 1998, the allowance for loan losses was 0.98% of total loans, compared to 0.89% of total loans at June 30, 1998 and 0.81% of total loans at December 31, 1997.

The levels of the provision and allowance for loan losses are based on management's ongoing evaluation of the risk characteristics of the loan portfolio considering current economic conditions, financial condition of borrowers, growth and composition of the loan portfolio, collateral values, the relationship of the allowance for loan losses to outstanding loans, the level of nonperforming loans that have been identified as potential problems, past and expected loss experience, results of the most recent regulatory examinations, and other factors deemed relevant by management. Management actively maintains a current loan watch list and knows of no other loans which are (1) material and represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (2) represent material credits about which management has serious doubts as to the ability of such borrowers to comply with the loan repayment terms. Based on management's evaluation of the loan portfolio, as described above, the Company recorded a $3,000 provision for loan losses for the three months ended December 31, 1998 compared to a $24,000 provision for the same period in 1997. The decline between the two three month periods was based on the Company's favorable charge off experience over the past eight quarters and the decline in net loans receivable from fiscal 1998 to 1999.

YEAR 2000 ISSUE

The Company recognizes and is addressing the potentially severe implications of the "Year 2000 Issue." The "Year 2000 Issue" is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations as the Year 2000 approaches. This issue is caused by the fact that many of the world's existing computer programs use only two digits to identify the year in the date field of a program. These programs were designed and developed without considering the impact of the upcoming change in the century and could experience serious malfunctions when the last two digits of the year change to "00" as a result of identifying a year designated "00" as the year 1900 rather than the Year 2000. This misidentification could prevent the Company from being able to engage in normal business operations, including, among other things, miscalculating interest accruals and the inability to process customer transactions. Because of the potentially serious ramifications of the Year 2000 Issue, the Company is taking the Year 2000 Issue very seriously. The Company formed a Year 2000 Committee, which is comprised of a cross-section of the Company's management team and employees, in November of 1997. This Committee is leading the Company's Year 2000 efforts to ensure that the Company is properly prepared for the Year 2000. The Company's Board of Directors has approved a plan submitted by the Year 2000 Committee that was developed in accordance with guidelines set forth by the Federal Financial Institutions Examination Council. This plan, which is described in further detail below, has five primary phases related to internal Year 2000 compliance:

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

4. Testing - The next phase for the Company under the plan is to complete a comprehensive testing of all known processes. As noted in the renovation and/or replacement phase above, the Company's primary service provider has already tested their system for Year 2000 compliance. The next step, which is currently in process, is to test the Company's network and core service provider software applications and hardware. A first test of the company's core service provider software applications and hardware was performed on September 20, 1998 using a future date of January 3, 2000. The Company has reviewed the results of this test, and this review indicated that the system performed reliably and accurately when using the future date of January 3, 2000. The Company plans to perform follow up tests with its core service provider in the third and fourth quarters of fiscal 1999 using future dates of February 29, 2000 and March 1, 2000. Based upon the results of this test the Company may or may not perform additional testing with its core service provider. The testing of the remainder of the Company's processes was substantially complete as of December 31, 1998 with follow up testing to be performed as needed in calendar year 1999.

5. Implementation - this phase will occur when Year 2000 processing commences. On some applications the Company is already entering dates greater than December 31, 1999 into their systems. In these situations no adverse events have been noted. The significant part of the implementation phase will occur after December 31, 1999. The Company is in the process of developing contingency plans for processes that do not process information reliably and accurately after December 31, 1999. The contingency plans for all systems should be substantially complete by the end of the fourth quarter of fiscal 1999 in accordance with regulatory guidelines.

The Company is also in the process of assessing the year 2000 readiness of significant borrowers and depositors. In the second quarter of 1999 the Company prepared a list of significant borrowers and depositors. After verbal and/or written inquiries of these customers, any that the Company has Year 2000 concerns about will be counseled on the Year 2000 issue and urged to take corrective action. Since the majority of the Company's loans are to individuals and secured by one to four family residences this step is not expected to require a significant amount of time or resources.

Excluding the hardware and software purchases noted above, the Company expensed $6,000 on Year 2000 costs for the quarter ended December 31, 1998, and $12,000 for the six months ended December 31, 1998. There were no Year 2000 costs for the quarter and six months ended December 31, 1997. Based on an analysis of projected expenses performed in the second quarter of fiscal 1999, the total cost of the Year 2000 project is currently estimated at $50,000. Funding of the Year 2000 project costs will come from normal operating cash flow, however the expenses associated with the Year 2000 Issue will directly reduce otherwise reported net income for the Company.

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


LIQUIDITY AND INTEREST RATE RISK MANAGEMENT

Liquidity is the ability to raise funds or convert assets to cash in order to meet customer and operating needs. The Company's primary sources of liquidity are its portfolio of investment securities available-for-sale, principal and interest payments on loans and mortgage-backed securities, interest income from investment securities, maturities of investment securities held-to-maturity, increases in deposits, and advances from the FHLB of Atlanta. At December 31, 1998, the Bank had $14.3 million of credit available from the FHLB which would be collateralized by a blanket lien on qualifying loans secured by first mortgages on 1-4 family residences. Additional amounts may be made available under this blanket floating lien or by using investment securities as collateral. Management believes that it will have sufficient funds available to meet its anticipated future loan commitments as well as other liquidity needs.

Interest rate risk is the sensitivity of interest income and interest expense to changes in interest rates. Management structures the Company's assets and liabilities in an attempt to protect net interest income from large fluctuations associated with changes in interest rates. At December 31, 1998, the Company had a cumulative one year liability-sensitive gap position of $18.7 million or 14.95% of interest-earning assets. An asset-sensitive gap position generally indicates that net interest income would decrease in a declining rate environment and increase in a rising rate environment. The Company had a cumulative one year liability-sensitive gap position of $11.8 million or 7.09% of interest-earning assets at June 30, 1998. The Company will continue to actively manage its balance sheet in order protect net interest income from changes in interest rates.

It should be noted that these measures reflect the interest-sensitivity of the balance sheet as of a specific date and are not necessarily indicative of future results. Because of this and other limitations, management also monitors interest rate sensitivity through the use of a model which estimates the change in net portfolio value and net interest income in response to a range of assumed changes in market interest rates. Based on interest sensitivity measures as of December 31, 1998, management believes that its interest rate risk is at an acceptable level.


CAPITAL RESOURCES

The Parent is regulated by the Board of Governors of the Federal Reserve System ("FRB") and is subject to securities registration and public reporting regulations of the Securities and Exchange Commission. The Bank is regulated by the Federal Deposit Insurance Corporation ("FDIC") and the Administrator,
Savings Institutions Division, North Carolina Department of Commerce, (the "Administrator"). The Bank is subject to the capital requirements of the FDIC and the Administrator. The FDIC requires the Bank to maintain minimum ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 4% and 8%, respectively. Tier I capital consists of total stockholders' equity calculated in accordance with generally accepted accounting principles less intangible assets, and total capital is comprised of Tier I capital plus certain adjustments, the only one applicable to the Bank is the allowance for possible loan losses. Risk-weighted assets refer to the on- and off-balance sheet exposures of the Bank adjusted for their relative risk levels using formulas set forth in FDIC regulations. The Bank is also subject to a FDIC leverage capital requirement, which calls for a minimum ratio of Tier I capital (as defined above) to quarterly average total assets of 3% and a ratio of 5% to be "well-capitalized". The Administrator requires a net worth equal to at least 5% of total assets. At December 31, 1998, the Bank was in compliance with all of the aforementioned capital requirements.

As of December 31, 1998, the Bank was considered "well-capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well-capitalized", the Bank must meet minimum ratios for total risk-based, and Tier I leverage (the ratio of Tier I capital to average assets) of 10% and 5%, respectively. There have been no events or conditions that management believes have changed the Bank's category.

CURRENT ACCOUNTING ISSUES

The Company prepares its consolidated financial statements and related disclosures in conformity with standards established by, among others, the Financial Accounting Standards Board (the "FASB"). Because the information needed by users of financial reports is dynamic, the FASB frequently has new rules and proposed new rules for companies to apply in reporting their activities. The following discussion addresses such changes as of December 31, 1998 that will affect the Company's future reporting.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 establishes standards for the way that public businesses report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement is effective for financial statements for fiscal years beginning after December 15, 1997 and in the initial year of application, comparative information for earlier years is to be restated. The Company plans to adopt SFAS 131 in fiscal year 1999 without any significant impact on its consolidated financial statements because the Company operates as one segment.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5.  OTHER INFORMATION
Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits
None

(b) Reports on Form 8-K
None

                                   SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized



Date:     February 9, 1998                     By:  /s/ D. Tyson Clayton
                                                    --------------------
                                                    President


Date:     February 9, 1998                     By:  /s/ Thomas W. Wayne
                                                    -------------------
                                                    Vice President and principal
                                                    financial officer