Form 10-Q
period 1999-03-31
PIEDMONT BANCORP INC
filed 1999-05-17
CIK 948019

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                 March 31, 1999

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

As of May 10, 1999, 2,555,800 shares of the registrant's common stock, no par value, were outstanding. The registrant has no other classes of securities outstanding.

Part I. FINANCIAL INFORMATION
Item 1 - Financial Statements

                                PIEDMONT BANCORP, INC. AND SUBSIDIARY
                                     CONSOLIDATED BALANCE SHEETS




                                                                            March 31,      June 30,
                                                                              1999           1998
                                                                            ---------      ---------
                                                                            (unaudited)       *
                                                                         (in thousands, except shares)
                            Assets
Cash                                                                        $     960      $     823
Interest-bearing deposits in other financial institutions                       1,577          1,821
Investment securities:
   Available-for-sale                                                          22,875         13,775
   Held-to-maturity                                                             3,461          3,250
Loans receivable (net of allowance for loan losses of $1,048 and
   $951 at March 31, 1999 and June 30, 1998, respectively)                     99,708        106,500
Federal Home Loan Bank stock, at cost                                           1,366          1,152
Premises and equipment                                                          2,646          1,414
Prepaid expenses and other assets                                               1,979          1,806
                                                                            ---------      ---------
          Total assets                                                      $ 134,572      $ 130,541
                                                                            =========      =========
                         Liabilities and Stockholders' Equity
                                      Liabilities
Deposits :
   Demand, non-interest bearing                                                 3,481          2,844
   Savings, NOW and MMDA                                                       37,206         32,800
   Certificates of Deposit                                                     51,292         54,196
                                                                            ---------      ---------
                                                                               91,979         89,840
Advances from the Federal Home Loan Bank                                       21,307         18,000
Accrued expenses and other liabilities                                          1,040          1,095
                                                                            ---------      ---------
     Total liabilities                                                        114,326        108,935
                                                                            ---------      ---------

                                PIEDMONT BANCORP, INC. AND SUBSIDIARY
                                     CONSOLIDATED BALANCE SHEETS
                                            (continued)


                                                                            March 31,      June 30,
                                                                              1999           1998
                                                                            ---------      ---------
                                                                            (unaudited)       *
                                                                         (in thousands, except shares)
                      Stockholders' Equity
Preferred stock, no par value, 5,000,000 shares authorized;
   none issued                                                                   --             --
Common stock, no par value, 20,000,000 shares authorized; 2,555,800 and
    2,750,800 shares issued and outstanding at March 31, 1999 and June
    30, 1998, respectively                                                      7,257          9,121
Unearned ESOP shares                                                             (505)          (679)
Unamortized deferred compensation                                                (726)          (953)
Unallocated restricted stock                                                      (87)           (61)
Retained earnings, substantially restricted (note 6)                           14,267         14,101
Accumulated other comprehensive income                                             40             77
                                                                            ---------      ---------
      Total stockholders' equity                                               20,246         21,606
                                                                            ---------      ---------
          Total liabilities and stockholders' equity                        $ 134,572      $ 130,541
                                                                            =========      =========

* Derived from audited financial statements
See accompanying notes to consolidated financial statements.

                                       PIEDMONT BANCORP, INC. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENTS OF INCOME (unaudited)


                                                                     Three Months Ended        Nine Months Ended
                                                                         March 31,                  March 31,
                                                                    --------------------      --------------------
                                                                     1999          1998         1999         1998
                                                                    -------      -------      -------      -------
                                                                         (in thousands, except per share data)
Interest income:
   Interest on loans                                                $ 2,207      $ 2,333      $ 6,694      $ 6,765
   Interest on deposits in other financial institutions                  21           12           64           42
   Interest and dividends on investment securities:
      Taxable                                                           263          205          720          616
      Non-taxable                                                        50           49          146          146
                                                                    -------      -------      -------      -------
            Total interest income                                     2,541        2,599        7,624        7,569
                                                                    -------      -------      -------      -------
Interest expense:
   Interest on deposits                                                 973          987        3,044        2,972
   Interest on borrowings                                               282          315          783          882
                                                                    -------      -------      -------      -------
            Total interest expense                                    1,255        1,302        3,827        3,854
                                                                    -------      -------      -------      -------
Net interest income                                                   1,286        1,297        3,797        3,715
Provision for loan losses                                                 3           24           30           72
                                                                    -------      -------      -------      -------
            Net interest income after provision for loan losses       1,283        1,273        3,767        3,643
                                                                    -------      -------      -------      -------
Other income:
   Customer service and other fees                                       64           53          168          157
   Mortgage loan servicing fees                                          (2)          15            5           54
   Gain on sale of investment securities                               --           --              5            6
   Lower-of-cost or market adjustment on loans held-for-sale            (26)         (24)         (26)          12
   Gain on sale of loans                                                 17           23           80           23
   Stock and mutual fund commissions                                     13         --             57         --
   Gain on sale of real estate owned                                   --            114         --            114
   Other                                                                 24           26           80           74
                                                                    -------      -------      -------      -------
            Total other income                                           90          207          369          440
                                                                    -------      -------      -------      -------

                                      PIEDMONT BANCORP, INC. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENTS OF INCOME (unaudited)
                                                    (continued)


                                                                     Three Months Ended        Nine Months Ended
                                                                         March 31,                  March 31,
                                                                    --------------------      --------------------
                                                                     1999          1998         1999         1998
                                                                    -------      -------      -------      -------
                                                                         (in thousands, except per share data)
Other expenses:
   Compensation and fringe benefits (note 5)                            492          430        1,422        1,255
   Data and items processing                                            104           69          260          185
   Deposit insurance premiums                                            14           13           40           39
   Occupancy expense                                                     39           32           94           84
   Furniture and equipment expense                                       50           32          139           83
   Professional fees                                                     25           52           92          145
   Other                                                                135          158          424          396
                                                                    -------      -------      -------      -------
            Total other expenses                                        859          786        2,471        2,187
                                                                    -------      -------      -------      -------
            Income before income tax expense                            514          694        1,665        1,896
Income tax expense                                                      178          247          578          672
                                                                    -------      -------      -------      -------
                  Net income                                        $   336      $   447      $ 1,087      $ 1,224
                                                                    =======      =======      =======      =======
Net income per share - basic (note 7)                               $  0.13      $  0.17      $  0.42      $  0.46
                                                                    =======      =======      =======      =======
Net income per share - diluted (note 7)                             $  0.13      $  0.16      $  0.42      $  0.45
                                                                    =======      =======      =======      =======

See accompanying notes to consolidated financial statements

                                                PIEDMONT BANCORP, INC. AND SUBSIDIARY
                                     STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY (unaudited)

                                                                                                                     Accumulated
                                                                               Unearned  Unamortized   Unallocated     other
                                                       Shares        Common     ESOP      Deferred      Restricted    Retained
                                                     Outstanding     Stock      Shares   Compensation     Stock       Earnings
                                                      ----------   --------   -------    ---------      ------       --------
                                                                              (dollars in thousands)
Balance at June 30, 1997                               2,750,800    $ 9,143    $ (933)    $ (1,269)      $ (21)      $ 13,580
      Net income                                               -          -         -            -           -          1,224
      Release of ESOP shares                                   -        (33)      194            -           -              -
      Amortization of unearned compensation                    -          -         -          193           -              -
      Forfeiture of restricted stock                           -          -         -          146        (146)             -
      Allocation of restricted stock                           -        (11)        -          (95)        106              -
      Tax benefit of dividends on restricted stock             -         (5)        -            -           -              -
      Cash dividends declared, net of
         forfeited dividends on restricted stock               -         36         -            -           -           (797)
      Change in unrealized holding gains (losses),
         net of income taxes                                   -          -         -            -           -              -
                                                      ----------   --------   -------    ---------      ------       --------
Balance at March 31, 1998                              2,750,800    $ 9,130    $ (739)    $ (1,025)      $ (61)      $ 14,007
                                                      ==========   ========   =======    =========      ======       ========

Balance at June 30, 1998                               2,750,800    $ 9,121    $ (679)      $ (953)      $ (61)      $ 14,101
      Net income                                               -          -         -            -           -          1,087
      Purchase and retirement of common stock           (195,000)    (1,833)        -            -           -              -
      Release of ESOP shares                                   -        (44)      174            -           -              -
      Amortization of unearned compensation                    -          -         -          201           -              -
      Forfeiture of restricted stock                           -          -         -           26         (26)             -
      Tax benefit of dividends on restricted stock             -          1         -            -           -              -
      Cash dividends declared, net of
         forfeited dividends on restricted stock               -         12         -            -           -           (921)
      Change in unrealized holding gains (losses),
         net of income taxes                                   -          -         -            -           -              -
                                                       ---------    --------   -------    ---------      ------       --------
Balance at March 31, 1999                              2,555,800    $  7,257   $  (505)      $ (726)      $ (87)      $ 14,267
                                                       =========    ========   =======      =======      ======      =========

                                                          Total
                                                      comprehensive    Stockholders'
                                                          income          Equity
                                                          ------          ------
Balance at June 30, 1997                                   $ (84)        $ 20,416
      Net income                                               -            1,224
      Release of ESOP shares                                   -              161
      Amortization of unearned compensation                    -              193
      Forfeiture of restricted stock                           -                -
      Allocation of restricted stock                           -                -
      Tax benefit of dividends on restricted stock             -               (5)
      Cash dividends declared, net of
         forfeited dividends on restricted stock               -             (761)
      Change in unrealized holding gains (losses),
         net of income taxes                                 156              156
                                                           -----         --------
Balance at March 31, 1998                                  $  72         $ 21,384
                                                           =====         ========

Balance at June 30, 1998                                    $ 77         $ 21,606
      Net income                                               -            1,087
      Purchase and retirement of common stock                  -           (1,833)
      Release of ESOP shares                                   -              130
      Amortization of unearned compensation                    -              201
      Forfeiture of restricted stock                           -                -
      Tax benefit of dividends on restricted stock             -                1
      Cash dividends declared, net of
         forfeited dividends on restricted stock               -             (909)
      Change in unrealized holding gains (losses),
         net of income taxes                                 (37)             (37)
                                                            -----         --------
Balance at March 31, 1999                                   $ 40         $ 20,246
                                                            =====        ========

          See accompanying notes to consolidated financial statements.

                                         PIEDMONT BANCORP, INC. AND SUBSIDIARY
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                Nine months ended
                                                                                                      March 31,
                                                                                                 1999          1998
                                                                                               --------      --------
Operating activities:
   Net income                                                                                  $  1,087      $  1,224
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation                                                                               119            75
         Net amortization (accretion)                                                                73            84
         Provision for loan losses                                                                   30            72
         Net gain on sale of investments and mortgage-backed securities                              (5)           (6)
         Gain on sale of loans                                                                      (80)         --
         Loss on sale of fixed assets                                                              --               4
         Gain on sale of real estate owned                                                         --            (114)
         Release of ESOP shares                                                                     130           161
         Compensation earned under MRP                                                              201           193
         Net increase in mortgage loans held for sale                                            (1,843)       (1,563)
         Increase in other assets                                                                  (208)         (476)
         Increase (decrease) in other liabilities                                                   (37)          388
                                                                                               --------      --------
               Net cash provided (used in) operating activities                                    (533)           42
                                                                                               --------      --------
Investing activities:
   Net (increase) decrease in loans held for investment                                           8,712        (9,599)
   Principal collected on mortgage-backed securities                                              1,030           375
   Purchases of investment securities classified as
   Purchases of mortgage-backed securities classified as available-for-sale                      (6,670)       (1,532)
   Purchases of collateralized mortgage-backed securities classified as available-for-sale       (2,037)         --
   Purchases of investment securities classified as held-to-maturity                               (300)         (307)
   Proceeds of sales of mortgage-backed-securities classified as available-for-sale                 501         1,508
   Proceeds from investment securities called by issuer                                           3,825            55
   Purchases of Federal Home Loan Bank stock                                                       (214)         (189)
   Purchases of premises and equipment                                                           (1,351)         (182)
   Proceeds from sale of real estate owned                                                         --             636
                                                                                               --------      --------
               Net cash used in investing activities                                             (2,248)      (10,485)
                                                                                               --------      --------
Financing activities:
   Net increase (decrease) in time deposits                                                      (2,904)          154
   Net increase in other deposits                                                                 5,043         3,309
   Proceeds from borrowings                                                                       8,450        14,200
   Repayments of borrowings                                                                      (5,143)       (9,000)
   Purchase and retirement of common stock                                                       (1,833)         --
   Cash dividends paid to shareholders                                                             (939)         (764)
                                                                                               --------      --------
               Net cash provided by financing activities                                          2,674         7,899
                                                                                               --------      --------
               Decrease  in cash and cash equivalents                                              (107)       (2,544)
Cash and cash equivalents at beginning of period                                                  2,644         4,645
                                                                                               --------      --------
Cash and cash equivalents at end of period                                                     $  2,537      $  2,101
                                                                                               ========      ========

                                         PIEDMONT BANCORP, INC. AND SUBSIDIARY
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (continued)


                                                                                                Nine months ended
                                                                                                      March 31,
                                                                                                 1999          1998
                                                                                               --------      --------
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest                                                                                 $  3,814      $  3,837
                                                                                               ========      ========
      Income taxes                                                                             $    599      $    251
                                                                                               ========      ========
Supplemental disclosure of noncash transactions:
   Unrealized gains on available-for-sale securities,
      net of deferred taxes of  $26 and $100                                                    $    39      $    156
                                                                                               ========      ========
   Dividends declared but unpaid                                                                    306           269
                                                                                               ========      ========
   Transfer from loans receivable to real estate owned                                             --             522
                                                                                               ========      ========

See accompanying notes to financial statements

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

2) Basis of Presentation

    The consolidated financial statements include the accounts of the Parent and the Bank, together referred to as "the Company". All significant intercompany transactions and balances are eliminated in consolidation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheets and the reported amounts of income and expenses for the periods presented. Actual results could differ significantly from those estimates. In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of March 31, 1999 and for the three and nine month periods ended March 31, 1999 and March 31, 1998 in conformity with generally accepted accounting principles. Operating results for the three and nine month periods ended March 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1999.


3) Cash and Cash Equivalents

    For purposes of reporting cash flows, the Company considers cash and interest-bearing deposits in other financial institutions with original maturities of three months or less to be cash equivalents.

4) Comprehensive Income

    On July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in the financial statement and (b) display the accumulated balance of other comprehensive

                      PIEDMONT BANCORP, INC. and SUBSIDIARY
                   Notes to Consolidated Financial Statements

4) Comprehensive Income (continued)
    income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. In accordance with the provisions of SFAS No. 130, comparative financial statements presented for earlier periods have been reclassified to reflect the provisions of the statement.

    Comprehensive income is the change in equity of an enterprise during the period from transactions and other events and circumstances from nonowner sources and, accordingly, includes both net income and amounts referred to as other comprehensive income. The Company's other comprehensive income for the nine months ended March 31, 1999 and 1998 consisted of unrealized gains and losses on certain investments in debt securities. Comprehensive income for the nine months ended March 31, 1999 and 1998 amounted to $1,050,000 and $1,380,000, respectively.

5) Employee and Director Benefit Plans

    The Company has an employee stock ownership plan ("ESOP") whereby an aggregate number of shares amounting to 211,600 were purchased for future allocation to employees. Contributions to the ESOP are made by the Bank on a discretionary basis, and are allocated among ESOP participants on the basis of relative compensation in the year of allocation. Benefits will vest in full upon five years of service with credit given for years of service prior to the conversion. A $40,000 cash contribution from the Bank in December 1995 and a loan from the Parent in the amount of $2,690,677 funded the ESOP. The loan is secured by shares of stock purchased by the ESOP and is not guaranteed by the Bank. The Bank funds principal and interest payments on this loan primarily from discretionary contributions. Dividends, if any, paid on shares held by the ESOP may also be used to reduce the loan. Dividends on unallocated shares that are used to repay debt are not reported as dividends in the consolidated financial statements but rather are recorded as an element of compensation expense. Dividends on allocated shares are credited to the accounts of the participants and reported as dividends in the consolidated financial statements. For the nine-month periods ended March 31, 1999 and 1998, ESOP-related compensation expense totaled $130,000 and $161,000, respectively. For the three-month periods ended March 31, 1999 and 1998, ESOP-related compensation expense totaled $40,000 and $50,000, respectively. Additionally, in December of 1998 and 1997, 18,448 and 19,918 shares, respectively, were released to individual participant accounts. At March 31, 1999, a total of 167,285 shares have been released and allocated to participants under the Plan and 44,315 shares remain unallocated.

    The Bank has a management recognition plan ("MRP") which serves as a means of providing existing directors and employees of the Bank with an ownership interest in the Company. On August 29, 1996, restricted stock awards of 105,800 shares were made to 38 directors,

                      PIEDMONT BANCORP, INC. and SUBSIDIARY
                   Notes to Consolidated Financial Statements

  5) Employee and Director Benefit Plans (continued) officers, and employees of the Bank. The shares awarded under the MRP were issued from authorized but unissued shares of common stock at no cost to recipients. The shares granted vest at a rate of 20% each year on the anniversary of the initial award of shares so that the shares will be completely vested at the end of five years. During the first nine months of fiscal 1999, one MRP participant forfeited 1,719 restricted, non-vested shares of the Company's stock and $12,000 of dividends previously paid to the participants on those restricted shares. The dividends refunded to the Bank have been reflected as an addition to common stock. The shares forfeited during the nine months ended March 31, 1999, combined with shares previously forfeited, leaves 5,778 restricted shares unallocated under the MRP. Compensation expense of $201,000 and $193,000 was recorded during the nine-month periods ended March 31, 1999 and 1998, respectively. During the three months ended March 31, 1999 and 1998, compensation expense was recorded of $67,000 and $55,000, respectively.

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

                                               Three Months Ended           Nine Months Ended
                                                   March 31,                    March 31,
                                            -----------------------     -----------------------
                                              1999           1998          1999          1998
                                            ---------     ---------     ---------     ---------
Basic EPS denominator: weighted average
   number of common shares outstanding      2,545,568     2,690,574     2,619,589     2,683,500
Dilutive effect of stock options
                                                 --          26,735           950        26,208
                                            ---------     ---------     ---------     ---------
Diluted EPS denominator                     2,545,568     2,717,309     2,620,539     2,709,708
                                            =========     =========     =========     =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Results of Operations for the Nine Months Ended March 31, 1999 and 1997

Summary
For the nine months ended March 31, 1999, the Company recorded net income of $1,087,000, or $0.42 basic and diluted earnings per share, compared to net income of $1,224,000, or $0.46 basic and $0.45 diluted earnings per share for the nine months ended March 31, 1998.

Net Interest Income
As shown in the table below, tax-equivalent net interest income increased $83,000 to $3,888,000 for the nine months ended March 31, 1999 from $3,805,000 for the same period in 1998. Net interest income is analyzed on a tax-equivalent basis to adjust for the nontaxable status of income earned on certain investments such as municipal bonds.

                                                                                    Nine Months Ended
                                                        --------------------------------------------------------------------------
                                                                        1999                                 1998
                                                        -----------------------------------     ----------------------------------
                                                                                    Average                               Average
                                                         Average       Interest     Yield/      Average     Interest      Yield/
                                                         Balance                    Rate(1)     Balance                   Rate(1)
                                                         -------       --------     -------     -------     --------      --------
Assets:                                                                           (dollars in thousands)
  Interest-bearing deposits                              $  1,236      $    64       6.90 %    $  1,631     $     42       3.43 %
  FHLB common stock                                         1,167           70       8.00         1,029           56       7.26
  Taxable investment securities                            13,674          650       6.34        11,460          560       6.52
  Tax-exempt investment securities (2)                      3,932          237       8.05         3,941          236       7.98
  Loans receivable                                        106,180        6,694       8.41         6,765      106,273       8.49
                                                         --------      -------       ----      --------     --------       ----
Total interest-earning assets                             126,189        7,715       8.15       124,334        7,659       8.21
                                                                       -------       ----                   --------       ----

Non-interest-earning assets                                 4,138                                 3,288
                                                         --------                              --------
     Total                                               $130,327                              $127,622
                                                         ========                              ========

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
  Deposit accounts                                         87,522        3,044       4.63        83,864        2,972       4.72
  Borrowings                                               18,016          783       5.79        19,675          882       5.98
                                                         --------      -------       ----      --------     --------       ----
Total interest-bearing liabilities                        105,538        3,827       4.83       103,539        3,854       4.96
                                                                       -------       ----                   --------       ----

Non-interest-bearing liabilities                            3,722                                 3,019
Stockholders' equity                                       21,067                                21,064
                                                         --------                              --------

     Total                                               $130,327                              $127,622

Net interest income and interest rate spread margin                    $ 3,888       3.32 %                 $  3,805      3.25 %
                                                                       =======                              ========
Net interest-earning assets and net interest             $ 20,651                    4.11 %    $ 20,795                   4.08 %
                                                         ========                              ========
Ratio of interest-earning assets to interest-bearing
liabilities                                                                        119.57 %                             120.08 %

(1) All information presented in this column is annualized with the exception of the ratio of interest-earning assets to interest bearing liabilities.

(2) Interest earned on tax-exempt investment securities has been adjusted to a tax-equivalent basis using the applicable federal and state rates of 34% and 7.25%, respectively, and reduced by the nondeductible portion of interest expense.

The increase in net interest income is primarily due to a higher level of interest-earning assets during the nine months ended March 31, 1999 as compared to the same period in 1998. Average taxable investment securities increased $2.2 million over the same nine-month period last year. The average yield on taxable investment securities declined 18 basis points while the average yield on loans receivable declined 7 basis points from the nine month period ended March 31, 1998 to the same period in 1999. Interest rate spread (on a tax-equivalent basis) increased to 3.32% for the nine months ended March 31, 1999 from 3.25% for the same nine month period in 1998 primarily due to a decline in the average yield on total interest bearing liabilities. Net interest margin increased to 4.11% for the nine months ended March 31, 1999 from 4.08% for the nine months ended March 31, 1998.

Provision for Loan Losses
The provision for loan losses for the nine months ended March 31, 1999 totaled $30,000 compared to $72,000 for the same period in 1998. The decline between the two nine month periods was based on the Company's favorable charge off experience over the past nine quarters and the decline in net loans receivable from fiscal 1998 to 1999. The provision for loan losses is based on management's evaluation of the loan portfolio as discussed under "Financial Condition".

Other Income
Other income totaled $369,000 for the nine months ended March 31, 1999 compared to $440,000 for the same period in 1998. Mortgage loan servicing fees declined $49,000 from the first nine months of fiscal 1998 to the same period in 1999 due to faster prepayments on the underlying mortgages in 1999 as compared to 1998. During the first nine months of fiscal 1998 there was a positive lower-of-cost or market adjustment of $12,000 compared to a negative lower-of-cost or market adjustment of $26,000 during the nine months ended March 31, 1999. The Company recorded a $80,000 gain on sale of loans during the first nine months of fiscal 1999. There was only one gain on sale of loans totaling $23,000 during the first nine months of fiscal 1998. The Company collected stock and mutual fund commissions of $57,000 during the first nine months of fiscal 1999. There were no commissions in the first nine months of fiscal 1998 since the full service and discount brokerage subsidiary of the Bank did not begin operations until the quarter ended June 30, 1998. Lastly, the Company sold real estate owned consisting of one tract of land and recorded a gain of $114,000 during the nine months ended March 31, 1998. There were no such sales of real estate owned during the nine months ended March 31, 1999.

Other Expenses
Other expenses totaled $2,471,000 for the nine months ended March 31, 1999 compared to $2,187,000 for the same period in 1998. Compensation expense increased $167,000 from the quarter ended March 31, 1998 to the same period in 1999. Some of the increase in compensation expense is due to normal cost of living and merit increases for employees with the remainder of the increase due to additional staffing for the Company's new Durham and Chapel Hill bank branches. Data and items processing expense increased $75,000 for the nine months ended March 31, 1999 compared to the same period in 1998 due to the Bank's conversion to a new data processor in the third quarter of fiscal 1998. The Bank's new processor provides a higher level of service and technology compared to the Bank's previous processor. Furniture and equipment expense increased $56,000 from the nine months ended March 31, 1998 to the same period in 1999 due to higher depreciation expense associated with the purchase of computer equipment in the third quarter of fiscal 1998. Professional fees declined $53,000 from the nine months ended March 31, 1998 to the same period in 1999 due to assistance from professional advisors in fiscal 1998 for the Company's strategic plan and prospective bank branches. Other "other" expense increased $28,000 from the nine months ended March 31, 1998 to the same period in 1999 due primarily to increased expenses associated with the Company's new Durham and Chapel Hill branches.

Income Tax Expense
Income tax expense was $578,000 for the nine months ended March 31, 1999 resulting in an effective rate of 34.7% compared to $672,000 or 35.4% for the same period in 1998.

Comparison of Results of Operations for the Three Months Ended March 31, 1999 and 1997

Summary
For the quarter ended March 31, 1999, the Company recorded net income of $336,000, or $0.13 basic and diluted earnings per share, compared to $447,000, or $0.17 basic and $0.16 diluted earnings per share for the same quarter last year.

Net Interest Income
As shown in the table below, there was a $11,000 decline in tax-equivalent net interest income from the quarter ended March 31, 1998 to the same period in 1999. Net interest income is analyzed on a tax-equivalent basis to adjust for the nontaxable status of income earned on certain investments such as municipal bonds.

                                                                                    Three Months Ended
                                                        --------------------------------------------------------------------------
                                                                        1999                                 1998
                                                        -----------------------------------     ----------------------------------
                                                                                    Average                               Average
                                                         Average       Interest     Yield/      Average     Interest      Yield/
                                                         Balance                    Rate(1)     Balance                   Rate(1)
                                                         -------       --------     -------     -------     --------      -------
Assets:                                                                               (dollars in  thousands)

Interest-earning assets:
  Interest-bearing deposits                         $       894     $     21          9.40 %      $     1,626    $    12      2.95 %

  FHLB common stock                                       1,201           27          8.99              1,106         20      7.23
  Taxable investment securities                          15,238          236          6.20             11,414        185      6.48
  Tax-exempt investment securities (2)                    4,073           81          7.95              3,995         80      8.01
  Loans receivable                                      105,822        2,207          8.34            109,161      2,333      8.55
                                                    -----------     --------          ----        -----------    -------      ----
Total interest-earning assets                           127,228        2,572          8.09            127,302      2,630      8.26
                                                                    --------          ----                       -------      ----
Non-interest-earning assets                               4,883                                         3,494
                                                    -----------                                    ----------
     Total                                          $   132,111                                    $  130,796
                                                    ===========                                    ==========

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
  Deposit accounts                                       88,695          973          4.45             85,330        987      4.69
  Borrowings                                             19,571          282          5.76             21,126        315      5.96
                                                    -----------     --------          ----        -----------    -------      ----
Total interest-bearing liabilities                      108,266        1,255          4.69            106,456      1,302      4.89
                                                                    --------          ----                       -------      ----
Non-interest-bearing liabilities                          3,289                                         2,970
Stockholders' equity                                     20,556                                        21,370
                                                    -----------                                     ---------
     Total                                          $   132,111                                     $ 130,796
                                                    ===========                                     =========
Net interest income and interest rate spread                        $  1,317          3.40 %                     $ 1,328      3.37 %
                                                                    ========                                     =======
Net interest-earning assets and net interest margin $    18,962                       4.10 %        $  20,846                 4.13 %
                                                    ===========                                     =========

Ratio of interest-earning assets to interest-bearing
liabilities                                                                         117.51 %                                119.58 %

(1) All information presented in this column is annualized with the exception of the ratio of interest-earning assets to interest bearing liabilities.

(2) Interest earned on tax-exempt investment securities has been adjusted to a tax-equivalent basis using the applicable federal and state rates of 34% and 7.25%, respectively, and reduced by the nondeductible portion of interest expense.

The average yield on total interest earning assets declined 17 basis points from the three months ended March 31, 1998 to the same period in 1999. Most of the decline was caused by a shift in average interest earning assets from loans receivable to taxable investment securities. Average loans receivable decreased $3.3 million and average taxable investment securities increased $3.8 million from the three months ended March 31, 1998 to the same period in 1999. Some of the decline in the average yield on total interest earning assets was caused by 21 and 28 basis point declines in the average yield on loans receivable and taxable investment securities, respectively, from the three months ended March 31, 1998 to the same three month period in 1999. The average rate on total interest bearing liabilities declined 20 basis points from the three months ended March 31, 1998 to the same three-month period in 1999. A shift from borrowings to deposits from the three months ended March 31, 1998 to the same three-month period in 1999, as well as a decline in the average yield/rate on deposits and borrowings caused the decline during the same period of time. Interest rate spread (on a tax-equivalent basis) increased to 3.40% for the quarter March 31, 1999 from 3.37% for the same quarter in 1998, while the net interest margin decreased to 4.10% from 4.13% during the same period of time.

Provision for Loan Losses
The provision for loan losses for the three months ended March 31, 1999 totaled $3,000 compared to $24,000 for the same period in 1998. The decline between the two three month periods was based on the Company's favorable charge off experience over the past nine quarters and the decline in net loans receivable from fiscal 1998 to 1999. The provision for loan losses is based on management's evaluation of the loan portfolio as discussed under "Financial Condition".

Other Income
Other income totaled $90,000 for the quarter ended March 31, 1999 compared to $207,000 for the same period in 1998. Increases and decreases in various income accounts caused the overall decrease in other income. Customer service and other fees increased $11,000 from the three months ended March 31, 1998 to the same period in 1999 due to increases in ATM fees and safety deposit box fees. Mortgage loan servicing fees declined $17,000 from the three months ended March 31, 1998 to the same period in 1999 due to faster prepayments on the underlying mortgages in 1999 as compared to 1998. The Company collected stock and mutual fund commissions of $13,000 during the three months ended March 31, 1999. There were no commissions in the three months ended March 31, 1998 since the full service and discount brokerage subsidiary of the Bank did not begin operations until the quarter ended June 30, 1998. Lastly, the Company sold real estate owned consisting of one tract of land and recorded a gain of $114,000 during the three months ended March 31, 1998. There were no such sales of real estate owned during the three months ended March 31, 1999.

Other Expenses
Other expenses totaled $859,000 for the three months ended March 31, 1999 compared to $786,000 for the same period in 1998. Compensation expense increased $62,000 from the quarter ended March 31, 1998 to the same period in 1999. Some of the increase in compensation expense is due to normal cost of living and merit increases for employees with the remainder of the increase due to additional staffing for the Company's new Durham and Chapel Hill bank branches during the third quarter of fiscal 1999. Data and items processing expense increased $35,000 from the quarter ended March 31, 1998 to the same period in 1999 due to the Bank's conversion to a new data processor in the third quarter of fiscal 1998. The Bank's new processor provides a higher level of service and technology compared to the Bank's previous processor. Furniture and equipment expense increased $18,000 from the quarter ended March 31, 1998 to the same period in 1999 due to higher depreciation expense associated with the purchase and depreciation of computer equipment at the end of the third quarter of fiscal 1998. Professional fees declined $27,000 from the three months ended March 31, 1998 to the same period in 1998 due to a branch feasibility study that was conducted on behalf of the bank in the third quarter of fiscal 1998. Other "other" expense decreased $23,000 from the quarter ended March 31, 1998 to the same period in 1999 due primarily to decreases in training expense and checking and savings forms in the three months ended March 31, 1999.

Income Tax Expense
Income tax expense was $178,000 for the quarter ended March 31, 1999 resulting in an effective rate of 34.6% compared to $247,000 or 35.6% for the same period in 1998.

Financial Condition

CHANGES IN FINANCIAL CONDITION

Total assets increased $4.0 million or 3.1% to $134.6 million at March 31, 1999 from $130.5 million at June 30, 1998. A decrease in net loans of $6.8 million, offset in part by increases in investment securities of $9.3 million and premises and equipment of $1.2 million, contributed to the majority of the increase in assets from June 30, 1998 to March 31, 1999. Total liabilities increased $5.4 million to $114.3 million at March 31, 1999 from $108.9 million at June 30, 1998. Increases of $2.1 million and $3.3 million in deposits and Advances from the Federal Home Loan Bank made up the majority of the change in liabilities during the first nine months of fiscal 1999.

Total stockholders' equity decreased $1.4 million to $20.2 million at March 31, 1999 from $21.6 million at June 30, 1998. Under a previously announced stock repurchase plan, the Company repurchased and retired 195,000 shares of its common stock during the nine months ended March 31, 1999. The average cost of the shares repurchased was $9.31 per share for a total cost of $1,833,000. The implementation of the share repurchase plan and cash dividends declared were the primary factors contributing to the decline in stockholders' equity during the nine months ended March 31, 1999. Mitigating these decreases was net income of $1,087,000, and release of ESOP shares, amortization of unearned compensation, and a change in unrealized holding losses on investment securities of $130,000, $201,000 and $37,000, respectively.


ASSET QUALITY

Nonperforming Assets and Risk Assets

Nonperforming assets include nonaccrual loans, restructured loans and real estate owned. The table on the following page presents information on nonperforming assets and loans contractually past due but still accruing at March 31, 1999 and June 30, 1998.

                                                      March 31,      June 30
                                                       1999            1998
                                                     --------       -----------
                                                             (in thousands)
Total nonaccrual loans                               $    894       $    928
Total restructured loans                                   --             --
                                                     --------       --------
     Total nonperforming loans                            894            928

Real estate owned                                          --             --
                                                     --------       --------
Total nonperforming assets                                894            928

Accruing loans, delinquent 90 days or more                 --             --
                                                     --------       --------

Total risk assets                                    $    894       $    928
                                                     ========       ========

Nonperforming loans to total loans                       0.90%          0.87%
Nonperforming assets to total assets                     0.66%          0.71%
Risk assets to total assets                              0.66%          0.71%
Allowance for loan losses to:
   Total nonperforming assets                            1.17x          1.02x
   Total risk assets                                     1.17x          1.02x
Total assets                                         $134,572       $ 130,541
Total loans, net                                       99,708         106,500

Allowance for loan losses
                                                        1,048            951

There were no significant changes in nonperforming assets outstanding from June 30, 1998 to March 31, 1999. Management has reviewed the collateral for nonperforming assets and believes that collateral values related to the loans exceeds such balances. The recorded investment in loans that are considered to be impaired under SFAS No. 114 (Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan") were $118,000 at both March 31, 1999 and June 30, 1998. There was no related allowance for credit losses associated with these loans as determined in accordance with SFAS No.
114. Management has included this review among the factors considered in the evaluation of the allowance for possible loan losses.

Provision and Allowance for Loan Losses

The following table summarizes the activity in the allowance for loan losses for the three and nine months ended March 31, 1999 and 1998, respectively.

                                                     Three months ended                   Nine months ended
                                                             March 31,                         March  31,
                                                    -------------------------          ---------------------
                                                     1999              1998               1999          1998
                                                    -------            ------         ---------      ------
Balance at the beginning of period                  $ 1,029            $  879         $     951      $  796
Provision for loan losses                                 3                24                30          72
Recoveries                                               16                11                75          50
Loans charged off                                         -                 -                (8)         (4)
                                                    -------            ------         ---------      ------

Balance at end of period                            $ 1,048            $  914         $ 1,048         $  914
                                                    =======            ======         =======         ======

At March 31, 1999, the allowance for loan losses was 1.04% of total loans, compared to 0.89% of total loans at June 30, 1998 and 0.82% of total loans at March 31, 1998.

The levels of the provision and allowance for loan losses are based on management's ongoing evaluation of the risk characteristics of the loan portfolio considering current economic conditions, financial condition of borrowers, growth and composition of the loan portfolio, collateral values, the relationship of the allowance for loan losses to outstanding loans, the level of nonperforming loans that have been identified as potential problems, past and expected loss experience, results of the most recent regulatory examinations, and other factors deemed relevant by management. Management actively maintains a current loan watch list and knows of no other loans which are (1) material and represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (2) represent material credits about which management has serious doubts as to the ability of such borrowers to comply with the loan repayment terms. Based on management's evaluation of the loan portfolio, as described above, the Company recorded a $3,000 provision for loan losses for the three months ended March 31, 1999 compared to a $24,000 provision for the same period in 1998. The decline between the two three month periods was based on the Company's favorable charge off experience over the past nine quarters and the decline in net loans receivable from fiscal 1998 to 1999.

YEAR 2000 ISSUE

The Company recognizes and is addressing the potentially severe implications of the "Year 2000 Issue." The "Year 2000 Issue" is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations as the Year 2000 approaches. This issue is caused by the fact that many of the world's existing computer programs use only two digits to identify the year in the date field of a program. These programs were designed and developed without considering the impact of the upcoming change in the century and could experience serious malfunctions when the last two digits of the year change to "00" as a result of identifying a year designated "00" as the year 1900 rather than the Year 2000. This misidentification could prevent the Company from being able to engage in normal business operations, including, among other things, miscalculating interest accruals and the inability to process customer transactions. Because of the potentially serious ramifications of the Year 2000 Issue, the Company is taking the Year 2000 Issue very seriously. The Company formed a Year 2000 Committee, which is comprised of the Company's management team, in November of 1997. Other employees are actively involved in the Company's Year 2000 efforts on an as needed basis. The Committee is leading the Company's Year 2000 efforts to ensure that the Company is properly prepared for the Year 2000. The Company's Board of Directors has approved a plan submitted by the Year 2000 Committee that was developed in accordance with guidelines set forth by the Federal Financial Institutions Examination Council. This plan, which is described in further detail below, has five primary phases related to internal Year 2000 compliance:

1. Awareness - this phase is ongoing and is designed to inform the Company's Board of Directors (the "Board") and Executive management ("Management"), employees, customers and vendors of the impact of the Year 2000 Issue. The awareness phase is an ongoing one that is designed to provide ongoing information about the Year 2000 issue to the Board of Directors, Management, employees and customers. Since December of 1997 the Board has been apprised of the Company's efforts at their regular meetings. Employees are informed of the Company's Year 2000 efforts through monthly scheduled employee meetings. In addition, all customers were updated with respect to the Company's Year 2000 efforts through mailings sent in June of 1998 and April of 1999. The Company has also placed Year 2000 information on the Bank's World Wide Web site.

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

4. Testing - The next phase for the Company under the plan is to complete a comprehensive testing of all known processes. As noted in the renovation and/or replacement phase above, the Company's primary service provider has already tested their system for Year 2000 compliance. The next step, which is currently in process, is to test the Company's network and core service provider software applications and hardware. A first test of the company's core service provider software applications and hardware was performed on September 20, 1998 using a future date of January 3, 2000. The Company has reviewed the results of this test, and this review indicated that the system performed reliably and accurately when using the future date of January 3, 2000. The Company performed follow up tests with its core service provider during the third quarter of fiscal 1999 using future dates of February 29, 2000 and March 1, 2000. The Company has reviewed the results of this test, and this review indicated that the system performed reliably and accurately when using the future dates of February 29, 2000 and March 1, 2000. The testing of the remainder of the Company's processes was substantially complete as of March 31, 1999 with follow up testing to be performed as needed in calendar year 1999.

5. Implementation - this phase will occur when the Company's vendors certify their present systems as Year 2000 compliant. This has occurred on the majority of the Company's systems, including the Company's core service provider. On some applications the Company is already entering dates greater than December 31, 1999 into their systems. In these situations no adverse events have been noted. The Company has developed a Business Resumption Contingency plan for processes that do not process information reliably and accurately after December 31, 1999. This plan is expected to be approved by the Bank's Board of Directors in late May of 1999. The contingency plans for all systems should be substantially complete by the end of the fourth quarter of fiscal 1999 in accordance with regulatory guidelines.

The Company has also assessed the year 2000 readiness of significant borrowers and depositors. In the second quarter of 1999 the Company prepared a list of significant borrowers and depositors. After verbal and/or written inquiries of these customers, any that the Company had Year 2000 concerns about were counseled on the Year 2000 issue and urged to take corrective action. Since most of the Company's loans are to individuals and secured by one to four family residences this step did not require a significant amount of time or resources.

Excluding the hardware and software purchases noted above, the Company expensed $6,000 on Year 2000 costs for the quarter ended March 31, 1999, and $18,000 for the nine months ended March 31, 1999. There were no Year 2000 costs for the quarter and nine months ended March 31, 1998. Based on an analysis of projected expenses performed in the second quarter of fiscal 1999, the total cost of the Year 2000 project is currently estimated at $50,000. Funding of the Year 2000 project costs will come from normal operating cash flow, however the expenses associated with the Year 2000 Issue will directly reduce otherwise reported net income for the Company.

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


LIQUIDITY AND INTEREST RATE RISK MANAGEMENT

Liquidity is the ability to raise funds or convert assets to cash in order to meet customer and operating needs. The Company's primary sources of liquidity are its portfolio of investment securities available-for-sale, principal and interest payments on loans and mortgage-backed securities, interest income from investment securities, maturities of investment securities held-to-maturity, increases in deposits, and advances from the FHLB of Atlanta. At March 31, 1999, the Bank had $14.3 million of credit available from the FHLB that would be collateralized by a blanket lien on qualifying loans secured by first mortgages on 1-4 family residences. Additional amounts may be made available under this blanket floating lien or by using investment securities as collateral. Management believes that it will have sufficient funds available to meet its anticipated future loan commitments as well as other liquidity needs.

Interest rate risk is the sensitivity of interest income and interest expense to changes in interest rates. Management structures the Company's assets and liabilities in an attempt to protect net interest income from large fluctuations associated with changes in interest rates. At March 31, 1999, the Company had a cumulative one-year liability-sensitive gap position of $15.4 million or 11.94% of interest-earning assets. A liability-sensitive gap position generally indicates that net interest income would increase in a declining rate environment and decrease in a rising rate environment. The Company had a cumulative one year liability-sensitive gap position of $11.8 million or 7.09% of interest-earning assets at June 30, 1998. The Company will continue to actively manage its balance sheet in order protect net interest income from changes in interest rates.

It should be noted that these measures reflect the interest-sensitivity of the balance sheet as of a specific date and are not necessarily indicative of future results. Because of this and other limitations, management also monitors interest rate sensitivity through the use of a model which estimates the change in net portfolio value and net interest income in response to a range of assumed changes in market interest rates. Based on interest sensitivity measures as of March 31, 1999, management believes that its interest rate risk is at an acceptable level.


CAPITAL RESOURCES

The Parent is regulated by the Board of Governors of the Federal Reserve System ("FRB") and is subject to securities registration and public reporting regulations of the Securities and Exchange Commission. The Bank is regulated by the Federal Deposit Insurance Corporation ("FDIC") and the Administrator,
Savings Institutions Division, North Carolina Department of Commerce, (the "Administrator"). The Bank is subject to the capital requirements of the FDIC and the Administrator. The FDIC requires the Bank to maintain minimum ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 4% and 8%, respectively. Tier I capital consists of total stockholders' equity calculated in accordance with generally accepted accounting principles less intangible assets, and total capital is comprised of Tier I capital plus certain adjustments, the only one applicable to the Bank is the allowance for possible loan losses. Risk-weighted assets refer to the on- and off-balance sheet exposures of the Bank adjusted for their relative risk levels using formulas set forth in FDIC regulations. The Bank is also subject to a FDIC leverage capital requirement, which calls for a minimum ratio of Tier I capital (as defined above) to quarterly average total assets of 3% and a ratio of 5% to be "well-capitalized". The Administrator requires a net worth equal to at least 5% of total assets. At March 31, 1999, the Bank was in compliance with all of the aforementioned capital requirements.

As of March 31, 1999, the Bank was considered "well-capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well-capitalized", the Bank must meet minimum ratios for total risk-based, and Tier I leverage (the ratio of Tier I capital to average assets) of 10% and 5%, respectively. There have been no events or conditions that management believes have changed the Bank's category.


CURRENT ACCOUNTING ISSUES

The Company prepares its consolidated financial statements and related disclosures in conformity with standards established by, among others, the Financial Accounting Standards Board (the "FASB"). Because the information needed by users of financial reports is dynamic, the FASB frequently has new rules and proposed new rules for companies to apply in reporting their activities. The following discussion addresses such changes as of March 31, 1999 that may affect the Company's future reporting.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5.  OTHER INFORMATION
Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits
None

(b) Reports on Form 8-K
None

                                   SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized



Date:    May ___, 1999                By:  /s/ D. Tyson Clayton
                                           --------------------
                                           D. Tyson Clayton
                                           President and Chief Executive Officer


Date:    May ___, 1999                By:  /s/ Thomas W. Wayne
                                           -------------------
                                           Vice President and principal
                                           financial officer