Form 10-K
period 1999-06-30
PIEDMONT BANCORP INC
filed 1999-09-28
CIK 948019

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-K


                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                     For the fiscal year ended June 30, 1999

                         Commission file number 1-14070


                             PIEDMONT BANCORP, INC.
             (Exact name of registrant as specified in its charter)
--------------------------------------------------------------------------------

               North Carolina                                    56-1936232
--------------------------------------------------------------------------------
     (State or other jurisdiction of                         (I.R.S. Employer
      incorporation or organization)                        Identification No.)


      260 South Churton Street, P.O. Box 1000
            Hillsborough, North Carolina                           27278
     (Address of principal executive office)                     (Zip Code)
--------------------------------------------------------------------------------

Registrant's telephone number, including area code       (919) 732-2143


           Securities Registered Pursuant to Section 12(g) of the Act:

                           Common Stock, No Par Value
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. $17,519,250 common stock, no par value, based on the closing price of such common stock on September 1, 1999.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 2,502,700 shares of common stock, no par value, outstanding at September 1, 1999.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report of Piedmont Bancorp, Inc. (the "1999 Annual Report") for the year ended June 30, 1999, are incorporated by reference into
Part I, Part II and Part IV.

Portions of the Proxy Statement for the 1999 Annual Meeting of Shareholders of Piedmont Bancorp, Inc. to be held on November 19, 1999, are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS

General

         Piedmont Bancorp, Inc. (the "Parent") is a one-bank holding company whose principal business is the ownership and operation of Hillsborough Savings Bank, Inc., SSB (the "Bank") located in Hillsborough, North Carolina. The Parent was incorporated in July 1995 for the purpose of acquiring all of the common stock of the Bank in its mutual to stock conversion that was completed on December 7, 1995 (the "Conversion").

         The Bank is a state-chartered stock savings bank originally organized under the laws of North Carolina in 1913. The Bank is headquartered in Hillsborough, North Carolina and is centrally located in its primary market of central and northern Orange County, North Carolina. The Bank is a community-oriented financial institution which offers a variety of financial services to meet the needs of the community it serves. The Bank is principally engaged in the business of attracting deposits from the general public and using those deposits to make one-to-four family residential real estate loans, loans secured by nonresidential real estate, home equity line of credit loans, and other loans and investments. At June 30, 1999, all of the loans in the Bank's portfolio which were secured by real estate were secured by properties located in North Carolina. Revenues are derived primarily from interest on loans. The Bank also receives interest income from investment securities and interest-bearing deposit balances. The major expenses of the Bank are interest on deposits and borrowings and noninterest expenses such as compensation and fringe benefits, data processing expenses, and occupancy expenses. The Bank conducts its business through three offices in Hillsborough, Durham and Chapel Hill, North Carolina.

         Piedmont   Bancorp,   Inc.  and  its   wholly-owned   bank  subsidiary,
Hillsborough Savings Bank, Inc., SSB are collectively referred to as the "Company". For additional information regarding the Company's business, see the 1999 Annual Report and the accompanying financial statements, which are incorporated herein by reference.

Market Area and Competition

         The Company's primary market area consists of central and northern Orange County, North Carolina. Hillsborough is located approximately ten miles northwest of Durham, North Carolina and ten miles north of Chapel Hill, North Carolina. North Carolina's Research Triangle Park is located about 20 miles eastward between the cities of Chapel Hill, Durham and Raleigh. Chapel Hill and Durham are home to the University of North Carolina at Chapel Hill and Duke University, respectively. These universities and the employment opportunities they generate significantly impact the economy of Orange County. However, the economy in Orange County is varied with employment spread among manufacturing, agricultural, retail and wholesale trade, government, services and utilities.

         As of June 30, 1998, there were 17 depository institutions with 287 offices in Wake, Orange and Durham Counties. Based upon June 30, 1998 comparative data, the Bank had 8.5% market share in Orange County and a 0.0% market share in Wake and Durham Counties. The Bank had no market share in Durham county as its Durham office did not open until April of 1999.

         The Company faces strong competition both in attracting deposits and making real estate and other loans. Its most direct competition for deposits has historically come from other savings institutions, credit unions and commercial banks located in its primary market area, including large financial institutions that have greater financial and marketing resources available to them. The Company has also faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The ability of the Company to attract and retain savings deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities. The Company experiences strong competition for real estate loans from other savings institutions, commercial banks, and mortgage banking companies. Competition may increase as a result of the continued reduction of restrictions on the interstate operations of financial institutions.

         Management believes that its image as "the hometown bank" gives it certain advantages over its local competition. The Company, its directors and employees actively participate in local civil affairs. Long-time employment of local personnel has enabled the Bank to establish and maintain long-term relationships with customers. In many cases, the Bank offers quicker loan decisions and more flexible underwriting standards than the competition.


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

         As a result of the Parent's ownership of the Bank, the Parent is registered under the savings bank holding company laws of North Carolina. Accordingly, the Parent is also subject to regulation and supervision by the North Carolina Administrator, Savings Institutions Division, North Carolina Department of Commerce (the "Administrator").

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

         Capital Adequacy Guidelines for Holding Companies. The Federal Reserve Board has adopted capital adequacy guidelines for bank holding companies and banks that are members of the Federal Reserve Board system and have consolidated assets of $150 million or more. Bank holding companies subject to the Federal Reserve Board's capital adequacy guidelines are required to comply with the Federal Reserve Board's risk-based capital regulations. Under these regulations, the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is eight percent. At least half of the total capital is required to be "Tier I capital," principally consisting of common stockholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain goodwill items. The remainder ("Tier II capital") may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve Board has adopted a minimum Tier I (leverage) capital ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least three percent in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a Tier I (leverage) capital ratio of at least one percent to two percent above the stated minimum.

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

         Neither the Administrator nor the FDIC has promulgated any regulations specifically limiting the right of the Parent to pay dividends and repurchase shares. However, at the Administrator's request, the Company has provided prior notice to the Administrator of each dividend paid by the Company.

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

         The Bank is a North Carolina-chartered savings bank, is a member of the Federal Home Loan Bank ("FHLB") system, and its deposits are insured by the FDIC through the SAIF. It is subject to examination and regulation by the FDIC and the Administrator and to regulations governing such matters as capital standards, mergers, establishment of branch offices, subsidiary investments and activities, and general investment authority. Such examination and regulation is intended primarily for the protection of depositors and the federal deposit insurance funds.

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

         Further, current federal law has extended to savings institutions the restrictions contained in Section 22(h) of the Federal Reserve Act with respect to loans to directors, executive officers and principal stockholders. Under
Section 22(h), loans to directors, executive officers and stockholders who own more than 10% of a savings institution and certain affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the savings institution's loans-to-one borrower limit as established by federal law (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers and stockholders who own more than 10% of a savings institution, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the savings institution. Any "interested" director may not participate in the voting. The Federal Reserve Board has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of unimpaired capital and unimpaired surplus (up to $500,000). Further, pursuant to Section 22(h) the Federal Reserve Board requires that loans to directors, executive officers, and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and not involve more than the normal risk of repayment or present other unfavorable features. Section 22(h) also generally prohibits a depository institution from paying the overdrafts of any of its executive officers or directors.

         Insurance of Deposit Accounts. The FDIC administers two separate insurance funds. The SAIF maintains a fund to insure the deposits for most savings institutions and the BIF maintains a fund to insure the deposits of most commercial banks. The Bank is a member of the SAIF of the FDIC.

         The Bank is required to pay assessments to the FDIC based on a percentage of its insured deposits. Under the FDIC's risk-based deposit insurance assessment system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution's capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the seventh month proceeding the semi-annual assessment period, institutions are assigned to one of three capital groups well capitalized, adequately capitalized or undercapitalized - using the same percentage criteria as in the prompt corrective action regulations. See "--Prompt Corrective Regulatory Action."

         Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the instution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken.

         The assessment rate for SAIF members had ranged from 0.23% of deposits for well capitalized institutions in Subgroup A to 0.31% of deposits for undercapitalized institutions in Subgroup C while assessments for over 90% of the BIF had been the statutory minimum of $2,000. However, recently enacted legislation provided for a one-time assessment equal to 65.7 basis points times insured deposits as of March 31, 1995. This assessment fully capitalized the

SAIF. Accordingly, although the special assessment resulted in a $487,000 one-time charge to the Bank, the recapitalization of the SAIF had the effect of reducing the Bank's future deposit insurance premiums to the SAIF. Under the recently enacted legislation, most BIF members will be assessed approximately
1.3 basis points while the rate for most SAIF members will be approximately 6.4 basis points until January 1, 2000. At that time, BIF and SAIF will begin pro rata sharing of the payment at an expected rate of 2.43 basis points.

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

         Community Reinvestment Act. The Bank, like other financial institutions, is subject to the Community Reinvestment Act, as amended ("CRA"). A purpose of the CRA is to encourage financial institutions to help meet the credit needs of its entire community, including the needs of low- and moderate-income neighborhoods. Financial institutions' compliance with the CRA is regularly evaluated by their regulatory agencies. Under recently adopted regulations, institutions are first evaluated and rated under three categories: a lending test, an investment test and a service test. For each of these three tests, the savings bank is given a rating of either "outstanding," "high satisfactory," "low satisfactory," "needs to improve" or "substantial non-compliance." A set of criteria for each rating is included in the regulation. If an institution disagrees with a particular rating, the institution has the burden of rebutting the presumption by clearly establishing that the quantative measures do not accurately present its actual performance, or that demographics, competitive conditions or economic or legal limitations peculiar to the service area should be considered. The ratings received under the three tests are used to determine the overall composite CRA rating of "outstanding," "satisfactory," "needs to improve" or "substantial non-compliance."

         During the Bank's last compliance examination, which was performed by the FDIC under the new CRA regulations in August 1998, the Bank received a "satisfactory" rating with respect to CRA compliance. The Bank's rating with respect to CRA compliance would be a factor to be considered by the Federal Reserve Board and FDIC in considering applications submitted by the Bank to acquire branches or to acquire or combine with other financial institutions and take other actions and could result in the denial of such applications.

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

         An institution that fails to meet minimum capital requirements may be subject to a capital directive which is enforceable in the same manner and to the same extent as a final cease and desist order, and must submit a capital plan within 60 days to the FDIC. If the leverage ratio falls to two percent or less, the institution may be deemed to be operating in an unsafe or unsound condition, allowing the FDIC to take various enforcement actions, including possible termination of insurance or placement of the institution in receivership.

         The Administrator requires that net worth equal at least five percent of total assets. Intangible assets must be deducted from net worth and assets when computing compliance with this requirement.

         At June 30, 1999, the Bank complied with each of the capital requirements of the FDIC and the Administrator. For a description of the Bank's required and actual capital levels on June 30, 1999, see Note captioned "Stockholders Equity" on pages 40-41 of the 1999 Annual Report.

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

         Loans-to-One-Borrower. The Bank is subject to the Administrator's loans-to-one-borrower limits. Under these limits, no loans and extensions of credit to any borrower outstanding at one time and not fully secured by readily marketable collateral shall exceed 15% of the net worth of the savings bank. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of net worth. Notwithstanding the limits just described, savings banks may make loans to one borrower, for any purpose, in an amount up to $500,000. A savings institution also is authorized to make loans to one borrower to develop domestic residential housing units, not to exceed the lesser of $30 million, or 30% of the savings institution's net worth, provided that (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the savings institution is in compliance with its fully phased-in capital requirements; (iii) the loans comply with applicable loan-to-value requirements; (iv) the aggregate amount of loans made under this authority does not exceed 150% of net worth; and (v) the institution's regulator issues an order permitting the savings institution to use this higher limit. These limits also authorize a savings bank to make loans to one borrower to finance the sale of real property acquired in satisfaction of debts in an amount up to 50% of net worth.

         As of June 30, 1999, the largest aggregate amount of loans which the Bank had to any one borrower was $2,100,000. The Bank had no loans outstanding which management believes violate the applicable loans to one borrower limits.

         Federal Home Loan Bank System. The FHLB system provides a central credit facility for member institutions. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to the greater of one percent of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year, or five percent of its outstanding advances (borrowings) from the FHLB of Atlanta. On June 30, 1999, the Bank was in compliance with this requirement with an investment in FHLB of Atlanta stock of $1,036,000.

         Federal Reserve System. Regulation D, promulgated by the Federal Reserve Board, imposes reserve requirements on all depository institutions, including savings banks and savings institutions, which maintain transaction accounts or non-personal time deposits. Checking accounts, NOW accounts and certain other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits (including certain money market deposit accounts) at a savings institution. For 1998, a depository institution must maintain average daily reserves equal to 3% of the first $47.8 million of net transaction accounts, plus 10% of that portion of total transaction accounts in excess of $47.8 million. The first $4.7 million of otherwise reservable balances are exempt from the reserve requirements. These percentages and threshold limits are subject to adjustment by the Federal Reserve Board.

         Restrictions on Acquisitions. Federal law generally provides that no "person," acting directly or indirectly or through or in concert with one or more other persons, may acquire "control," as that term is defined in FDIC regulations, of a insured institution without giving at least 60 days' written notice to the FDIC and providing the FDIC an opportunity to disapprove the proposed acquisition. Pursuant to regulations governing acquisitions of control, control of an insured institution is conclusively deemed to have been acquired, among other things, upon the acquisition of more than twenty five percent of any class of voting stock. In addition, control is presumed to have been acquired, subject to rebuttal, upon the acquisition of more than ten percent of any class of voting stock. Such acquisitions of control may be disapproved if it is determined, among other things, that (i) the acquisition would substantially lessen competition; (ii) the financial condition of the acquiring person might jeopardize the financial stability of the savings bank or prejudice the interests of its depositors; or (iii) the competency, experience or integrity of the acquiring person or the proposed management personnel indicates that it would not be in the interest of the depositors or the public to permit the acquisition of control by such person.

         Liquidity. The Bank is subject to the Administrator's requirement that the ratio of liquid assets to total assets equal at least ten percent. The computation of liquidity under North Carolina regulation allows the inclusion of mortgage-backed securities and investments which, in the judgment of the Administrator, have a readily marketable value, including investments with maturities in excess of five years. At June 30, 1999, the Bank's liquidity ratio, calculated in accordance with North Carolina regulations, was approximately 29%.

         Prompt Corrective Regulatory Action. The 1991 Banking Law provided the federal banking agencies with broad powers to take corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." Under the FDIC regulations applicable to the Bank, an institution is considered "well capitalized" if it has (i) a total risk-based capital ratio of ten percent or greater, (ii) a Tier I risk-based capital ratio of six percent or greater, (iii) a leverage ratio of five percent or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" institution is defined as one that has (i) a total risk-based capital ratio of eight percent or greater, (ii) a Tier I risk-based capital ratio of four percent or greater and (iii) a leverage ratio of four percent or greater (or three percent or greater in the case of an institution with the highest examination rating and which is not experiencing or anticipating significant growth). An institution is considered (A) "undercapitalized" if it has (i) a total risk-based capital ratio of less than eight percent, (ii) a Tier I risk-based capital ratio of less than four percent or (iii) a leverage ratio of less than four percent (or three percent in the case of an institution with the highest examination rating and which is not experiencing or anticipating significant growth); (B) "significantly undercapitalized" if the institution has
(i) a total risk-based capital ratio of less than six percent, or (ii) a Tier I risk-based capital ratio of less than three percent or (iii) a leverage ratio of less than three percent and (C) "critically undercapitalized" if the institution has a ratio of tangible equity to total assets equal to or less than two percent. The Bank is considered to be "well capitalized" under the rules set forth above.

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

         The Interstate Banking Act also provides for interstate branching, effective June 1, 1997, allowing interstate branching in all states, provided that a particular state has not specifically denied interstate branching by legislation prior to such time. Unlike interstate acquisitions, a state could deny interstate branching if it specifically elected to do so by June 1, 1997. States could choose to allow interstate branching prior to June 1, 1997 by opting-in to a group of states that permitteds these transactions. These states generally allow interstate branching via a merger of an out-of-state bank with an in-state bank, or on a de novo basis. North Carolina enacted legislation permitting branching transactions prior to June 1, 1997, and did not adopt legislation electing to deny interstate branching.

         It is anticipated that the Interstate Banking Act will increase competition within the markets in which the Bank now operates, although the extent to which such competition will increase in such markets or the timing of such increase cannot be predicted. To date the Bank has not experienced significant increased competition at its Hillsborough office as a result of the passage of the Interstate Banking Act. However, the Durham and Chapel Hill offices recently opened by the Bank have had much more increased competition as a result of the Interstate Banking Act.

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

         Retained income at June 30, 1999, includes approximately $2,777,000 million for which no provision for federal income tax has been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Payment of dividends by the Bank out of this bad debt allocation would create taxable income equal to approximately 164% of the dividend for the Bank.

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

         Subject to limitation by the Administrator, North Carolina-chartered savings banks may make any loan or investment or engage in any activity which is permitted to federally chartered institutions. However, a North Carolina-chartered savings bank cannot invest more than 15% of its total assets in business, commercial, corporate and agricultural loans without the prior approval of the Administrator. In addition to such lending authority, North Carolina-chartered savings banks are authorized to invest funds, in excess of loan demand, in certain statutorily permitted investments, including but not limited to (i) obligations of the United States, or those guaranteed by it; (ii) obligations of the State of North Carolina; (iii) bank demand or time deposits;
(iv) stock or obligations of the federal deposit insurance fund or a FHLB; (v) savings accounts of any savings institution as approved by the board of directors; and (vi) stock or obligations of any agency of the State of North Carolina or of the United States or of any corporation doing business in North Carolina whose principal business is to make education loans.

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

Subsidiaries

         The Bank is the only subsidiary of the Parent. The Bank has one subsidiary, HSB Financial Services, Inc., that was incorporated under North Carolina Law in January of 1998. HSB Financial Services, Inc. was established for the primary purpose of selling mutual funds and other retail nondeposit investments. HSB Financial Services, Inc. currently has one employee. The total assets of HSB Financial Services, Inc. at June 30, 1999 were $20,582, the net income for that subsidiary for the year ended June 30, 1999 was $6,132.

Employees

         As of June 30, 1999, the Bank had 47 full-time employees and 3 part-time employees. The Bank provides its employees with basic and major medical insurance, life insurance, sick leave and vacation benefits. In addition, the Bank maintains a 401(k) retirement plan pursuant to which the Bank matches one-half of employees' contributions, with its contribution limited to three percent of each employee's salary.

         The Bank also has an Employee Stock Ownership Plan (the "ESOP"), which provides benefits to employees of the Bank. Also, the directors, officers and employees of the Bank participate in the Management Recognition Plan and the Stock Option Plan, under which 105,800 shares of restricted stock have been awarded and options to purchase 253,334 shares of Common Stock have been granted, respectively.

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

         As a result of changes in law, thrift institutions were required to change to either the reserve method or the specific charge-off method that applied to banks. Large thrift institutions, those generally exceeding $500 million in assets, had to convert to the specific charge-off method. In computing its bad debt reserve for federal income taxes, the Bank used the reserve method in fiscal years 1997, 1998 and 1999.

         Bad debt reserve balances in excess of the balance computed under the experience method or amounts maintained in a supplemental reserve built up prior to 1962 ("excess bad debt reserve") require inclusion in taxable income upon certain distributions to shareholders. Distributions in redemption or liquidation of stock or distributions with respect to its stock in excess of earnings and profits accumulated in years beginning after December 31, 1951, are treated as a distribution from the excess bad debt reserve. When such a distribution takes place and it is treated as from the excess bad debt reserve, the thrift is required to reduce its reserve by such amount and simultaneously recognize the amount as an item of taxable income increased by the amount of income tax imposed on the inclusion. Dividends not in excess of earnings and profits accumulated since December 31, 1951 will not require inclusion of part or all of the bad debt reserve in taxable income. The Bank has accumulated earnings and profits since December 31, 1951 and has an excess in its bad debt reserve. Distributions in excess of current and accumulated earnings and profits will increase taxable income. Net retained earnings at June 30, 1999 includes approximately $2,777,000 for which no provision for federal income tax has been made.

         Legislation passed by the U.S. Congress and signed by the President in August 1996 contains a provision that repeals the percentage of taxable income method of accounting for thrift bad debt reserves for tax years beginning after December 31, 1995. The legislation will trigger bad debt reserve recapture for post-1987 excess reserves over a six-year period. At June 30, 1999, the Bank's post-1987 excess reserves amounted to approximately $534,000. A special provision suspends recapture of post-1987 excess reserves for up to two years if, during those years, the institution satisfies a "residential loan requirement." This requirement will be met if the principal amount of the institution's residential loans exceeds a base year amount, which is determined by reference to the average of the institution's residential loans during the six taxable years ending before January 1, 1996. However, notwithstanding this special provision, recapture must begin no later than the first taxable year beginning after December 31, 1997.

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

         The Bank's federal income tax returns have not been audited in the last ten tax years. The Parent's 1996 federal income tax return was examined in fiscal 1999 and was accepted by the Internal Revenue Service with no proposed adjustments. The Bank and Parent filed separate federal returns until fiscal 1997 and began filing consolidated returns in fiscal 1998.

State Taxation

         Under North Carolina law, the corporate income tax in 1997 was 7.50% of federal taxable income as computed under the Code, subject to certain prescribed adjustments. The North Carolina corporate tax rate dropped to 7.25% in 1998 and will drop to 7.00% in 1999 and 6.90% thereafter. An annual state franchise tax is imposed at a rate of 0.15% applied to the greatest of the institution's (i) capital stock, surplus and undivided profits, (ii) investment in tangible property in North Carolina or (iii) appraised valuation of property in North Carolina.


ITEM 2.           PROPERTIES

         At June 30, 1999, the Company conducted its business from three offices in Hillsborough, Durham and Chapel Hill, North Carolina. The following table sets forth certain information regarding the Company's owned and leased properties as of June 30, 1999. The Hillsborough and Chapel Hill Offices are owned by the Company, and the Durham Office is leased under an operating lease that expires in 2013.

                                             Owned                    Net Book
                                               Or                     Value of
         Address                             Leased                   Property
         -------                             ------                   --------

260 South Churton Street                     Owned                   $1,334,000
Hillsborough, North Carolina  27278

1406 E. Franklin Street                      Owned                    $940,000
Chapel Hill, North Carolina 27514

3400 Westgate Drive                          Leased                   $254,000
Durham, North Carolina 27707

         In addition to the properties described above, the Company owns two additional office buildings located in Hillsborough, North Carolina, one at 112 North Churton Street (former branch location) and another directly adjacent to the North Churton Street building. These properties have net book values of $39,000 and $15,000, respectively, as of June 30, 1999 and were both used for rental office space. The total net book value of the Company's premises and equipment on June 30, 1999 was $3,213,000. The properties are considered by the Company's management to be in good condition.

ITEM 3.           LEGAL PROCEEDINGS

         In the opinion of management, the Company is not involved in any pending legal proceedings other than routine, non-material proceedings occurring in the ordinary course of business.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Company's stockholders during the quarter ended June 30, 1999.

                                     PART II


ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

         The information required by this Item is set forth under the section captioned "Capital Stock" in the Company's 1999 Annual Report which is incorporated herein by reference. See also "Item 1. BUSINESS SUPERVISION AND REGULATION--Regulation of the Parent--Dividend and Repurchase Limitations" and " --Regulation of the Bank--Restrictions on Dividends and Other Capital Distributions" above for a detailed discussion of regulatory restrictions which limit the ability to pay dividends.

ITEM 6.           SELECTED FINANCIAL DATA

         The information required by this Item is set forth in the table captioned "Selected Financial Data" on page 2 of the Company's 1999 Annual Report which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         See the information set forth under Item 1 above and the information set forth under the section captioned "Management's Discussion and Analysis " on pages 7-22 of the Company's 1999 Annual Report which section is incorporated herein by reference.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this Item is set forth under the sections captioned "Liquidity and Interest Rate Risk Management" and "Market Risk" on pages 17 and 18 of the Company's Annual Report which is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements of the Company and supplementary data set forth on pages 24-47 in the Company's 1999 Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There  were  no  changes  in  or  disagreements   with  accountants  on
accounting and financial disclosure during the fiscal year ended June 30, 1999 and the interim subsequent period.


                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item is set forth under the section captioned "Proposal 1 - Election of Directors" in the Proxy Statement for the 1999 Annual Meeting of Shareholders of Piedmont Bancorp, Inc. to be held on November 18, 1999 (the "Proxy Statement") and the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement, which sections are incorporated herein by reference.

ITEM 11.          EXECUTIVE COMPENSATION

         The information required by this Item is set forth under the sections captioned "Proposal 1 - Election of Directors - Director Compensation" and " Management Compensation" in the Proxy Statement, which sections are incorporated herein by reference.

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

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                  8-K

14(a) Consolidated Financial Statements (contained in the Company's 1999 Annual Report attached hereto as Exhibit (13) and incorporated herein by reference) including the following:

                  (1)      Independent Auditors' Report

                  (2)      Consolidated  Balance  Sheets as of June 30, 1999 and
                           1998

                  (3) Consolidated Statements of Income for the Years Ended June 30, 1999, 1998 and 1997

                  (4) Consolidated Statements of Stockholders' Equity and Comprehensive Income for the Years Ended June 30, 1999, 1998 and 1997

                  (5) Consolidated Statements of Cash Flows for the Years Ended June 30, 1999, 1998 and 1997

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

                  Exhibit (3)(ii)     Bylaws, as amended August 19, 1999

                  Exhibit (4)         Specimen Stock  Certificate,  incorporated
                                      herein by reference to Exhibit 4.1 of the Company's Registration Statement on Form
                                      S-1 (No.  33-94512) filed on July 12, 1995
                                      and amended on September 27, 1995 and October 6, 1995

                  Exhibit (10)(a)     Piedmont Bancorp,  Inc. Stock Option Plan,
                                      incorporated   herein  by   reference   to
                                      Exhibit  (10)(ii)(a)  of the  Registrant's
                                      Form 10-K for the year ended June 30, 1996

                  Exhibit (10)(b) Hillsborough Savings Bank, Inc., SSB Management Recognition Plan, incorporated herein by reference to Exhibit (10)(ii)(b) of the Registrant's Form 10-K for the year ended June 30, 1996

                  Exhibit (10)(c)     Employment  Agreement between Hillsborough
                                      Savings  Bank,  Inc.,  SSB  and  D.  Tyson
                                      Clayton,  incorporated herein by reference
                                      to   Exhibit   10.2   of   the   Company's
                                      Registration  Statement  on Form  S-1 (No.
                                      33-94512)  filed  on  July  12,  1995  and
                                      amended on September  27, 1995 and October
                                      6, 1995

                  Exhibit (10)(d)     Employment  Agreement between Hillsborough
                                      Savings  Bank,  Inc.,  SSB  and  Peggy  S.
                                      Walker,  incorporated  herein by reference
                                      to   Exhibit   10.2   of   the   Company's
                                      Registration  Statement  on Form  S-1 (No.
                                      33-94512)  filed  on  July  12,  1995  and
                                      amended on September  27, 1995 and October
                                      6, 1995

                  Exhibit (10)(e)     Employment  Agreement between Hillsborough
                                      Savings Bank,  Inc.,  SSB and Ted R. Laws,
                                      incorporated   herein  by   reference   to
                                      Exhibit  (10)(ii)(e)  of the  Registrant's
                                      Form 10-K for the year ended June 30, 1997

                  Exhibit (10)(f)     Employment  Agreement between Hillsborough
                                      Savings  Bank,  Inc.,  SSB and  Thomas  W.
                                      Wayne, incorporated herein by reference to Exhibit (10)(ii)(f) of the Registrant's
                                      Form 10-K for the year ended June 30, 1998

                  Exhibit (10)(g)     Employment  Agreement between Hillsborough
                                      Savings Bank, Inc., SSB and Danny C. Lloyd

                  Exhibit (10)(h)     Ground  Lease  dated   September  2,  1987
                                      between   ZT-Durham   Associates   #1  and
                                      Guaranty   State  Bank,  as   subsequently
                                      assigned  to  Hillsborough  Savings  Bank,
                                      Inc. SSB for space in the  Westgate  Plaza
                                      Shopping Center located on property in Durham, North Carolina.

                  Exhibit (12)        Statement Regarding Computation of Ratios

                  Exhibit (13)        1999 Annual Report to Security Holders

                  Exhibit (21)        See Item 1. "Business--Subsidiaries" for a
                                      discussion of subsidiaries.

                  Exhibit (23)        Consent of Independent Auditors


                  Exhibit (27)        Financial Data Schedule

14(b) The Company filed one report on Form 8-K during the last quarter of the fiscal year ended June 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               PIEDMONT BANCORP, INC.


Date:     September 16, 1999                   By:  /s/D. Tyson Clayton
                                                    -----------------
                                                    D. Tyson Clayton
                                                    President and
                                                    Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                         Title                            Date
---------                         -----                            ----
/s/D. Tyson Clayton         President, Chief Executive        September 16, 1999
-------------------         Officer and Director
D. Tyson Clayton


/s/Peggy S. Walker          Executive Vice President,         September 16, 1999
---------------             Secretary and Director
Peggy S. Walker


/s/Thomas W. Wayne          Vice President, Treasurer and     September 16, 1999
------------------          Principal Financial Officer
Thomas W. Wayne

M. Marion Clark             Director                          September 16, 1999
---------------
M. Marion Clark


/s/Robert B. Nichols, Jr.   Director                          September 16, 1999
-------------------------
Robert B. Nichols, Jr.


/s/Alfred L. Carr           Director                          September 16, 1999
-----------------
Alfred L. Carr


/s/Everett H. Kennedy       Director                          September 16, 1999
---------------------
Everett H. Kennedy


/s/Donald W. Pope           Director                          September 16, 1999
-----------------
Donald W. Pope

/s/James P. Ray             Director                          September 16, 1999
---------------
James P. Ray


/s/William Larry Rogers
-----------------------     Director                          September 16, 1999
William Larry Rogers

                                INDEX TO EXHIBITS



Exhibit No.                 Description
-----------                 -----------


(3)(ii)         Bylaws, as amended August 19, 1999

(10)(g)         Employment Agreement between Hillsborough Savings
                Bank, Inc., SSB and Danny C. Lloyd

(10)(h) Ground Lease dated September 2, 1987 between ZT-Durham Associates #1 and Guaranty State Bank, as subsequently assigned to Hillsborough Savings Bank, Inc. SSB for space in the Westgate Plaza Shopping Center located on property in Durham, North Carolina.

(12)            Statement Regarding Computation of Ratios

(13)            1999 Annual Report to Security Holders

(23)            Consent of Independent Auditors

(27)            Financial Data Schedule



COPIES OF EXHIBITS ARE AVAILABLE UPON WRITTEN REQUEST TO THOMAS W. WAYNE, VICE PRESIDENT, TREASURER, AND PRINCIPAL FINANCIAL OFFICER OF PIEDMONT BANCORP, INC.