Form 10-Q
period 1999-09-30
PIEDMONT BANCORP INC
filed 1999-11-15
CIK 948019

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                               September 30, 1999

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

                                [ X ] Yes [ ] No

As of November 4, 1999, 2,502,700 shares of the registrant's common stock, no par value, were outstanding. The registrant has no other classes of securities outstanding.

This Form 10-Q report has 23 pages.

                                 CONSOLIDATED BALANCE SHEETS
                                                                                      September 30,      June 30,
                                                                                          1999             1999
                                                                                       (unaudited)           *
                                                                                      -----------      -----------
                           Assets                                                    (in thousands, except shares)
Cash                                                                                  $     1,539      $     1,706
Interest-bearing deposits in other financial institutions                                   1,445            1,866
Investment securities
   Available-for-sale                                                                      25,197           25,810
   Held-to-maturity                                                                         3,337            3,362
Loans receivable (net of allowance for loan losses of $1,127 and
   $1,054 at September 30, 1999 and June 30, 1999, respectively)                          101,748          100,717
Federal Home Loan Bank stock, at cost                                                       1,036            1,036
Premises and equipment                                                                      3,241            3,213
Prepaid expenses and other assets                                                           2,635            2,379
                                                                                      -----------      -----------
          Total assets                                                                $   140,178      $   140,089
                                                                                      ===========      ===========
Liabilities and Stockholders' Equity

                         Liabilities

Deposits
   Demand, non-interest bearing                                                             3,234            3,390
   Savings, NOW and MMDA                                                                   40,832           39,915
   Certificates of Deposit                                                                 58,830           56,034
                                                                                      -----------      -----------
                                                                                          102,896           99,339
Advances from the Federal Home Loan Bank                                                   16,791           20,162
Accrued expenses and other liabilities                                                      1,190            1,027
                                                                                      -----------      -----------
     Total liabilities                                                                    120,877          120,528
                                                                                      -----------      -----------
Stockholders' Equity
Preferred stock, no par value, 5,000,000 shares authorized;
   none issued                                                                               --               --
Common stock, no par value, 20,000,000 shares authorized; 2,502,700 and 2,687,633
   shares issued and outstanding at September 30 and June 30, 1999 , respectively           6,764            7,035
Unearned ESOP shares                                                                         (395)            (450)
Unamortized deferred compensation                                                            (581)            (655)
Unallocated restricted stock                                                                  (95)             (87)
Retained earnings, substantially restricted                                                14,040           14,081
Accumulated other comprehensive income                                                       (432)            (363)
                                                                                      -----------      -----------
      Total stockholders' equity                                                           19,301           19,561
                                                                                      -----------      -----------

Commitments and contingencies
          Total liabilities and stockholders' equity                                  $   140,178      $   140,089
                                                                                      ===========      ===========

* Derived from audited financial statements

See accompanying notes to consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                                                                      Three months ended
                                                                        September 30,
                                                                   -----------------------
                                                                     1999          1998
                                                                     ----          ----
Interest income:
   Interest on loans                                                $ 2,154      $ 2,299
   Interest on deposits in other financial institutions                  14           22
   Interest and dividends on investment securities:
      Taxable                                                           399          233
      Non-taxable                                                        56           48
                                                                    -------      -------
            Total interest income                                     2,623        2,602
                                                                    -------      -------
Interest expense:
   Interest on deposits                                               1,091        1,042
   Interest on borrowings                                               261          271
                                                                    -------      -------
            Total interest expense                                    1,352        1,313
                                                                    -------      -------
Net interest income                                                   1,271        1,289
Provision for loan losses                                                 3           24
                                                                    -------      -------
            Net interest income after provision for loan losses       1,268        1,265
                                                                    -------      -------
Other income:
   Customer service and other fees                                       68           51
   Mortgage loan servicing fees                                          32            6
   Gain on sale of investment securities                                  8         --
   Lower-of-cost or market adjustment on loans held-for-sale             71         --
   Gain (loss) on sale of loans                                        (153)          40
   Stock and mutual fund commissions                                     14           24
   Other                                                                 33           30
                                                                    -------      -------
            Total other income                                           73          151
                                                                    -------      -------

Other expenses:
   Compensation and fringe benefits                                     565          457
   Data and items processing                                            114           87
   Deposit insurance premiums                                            13           13
   Occupancy expense                                                     56           26
   Furniture and equipment expense                                       66           43
   Professional fees                                                     23           43
   Other                                                                158          114
                                                                    -------      -------
            Total other expenses                                        995          783
                                                                    -------      -------
            Income before income tax expense                            346          633
Income tax expense                                                       93          219
                                                                    -------      -------
                  Net income                                        $   253      $   414
                                                                    =======      =======

Net income per share - basic                                        $  0.10      $  0.15
                                                                    =======      =======

Net income per share - diluted                                      $  0.10      $  0.15
                                                                    =======      =======

See accompanying notes to consolidated financial statements.

                                                                             Unearned   Unamortized  Unallocated
                                                        Shares      Common     ESOP       Deferred   Restricted    Retained
                                                     Outstanding    Stock     Shares    Compensation    Stock      Earnings
                                                     -----------    -----     ------    ------------    -----      --------
                                                                            (dollars in thousands)
Balance at June 30, 1998                              2,750,800    $ 9,121    $ (679)      $ (953)      $ (61)      $ 14,101
      Net income                                              -          -         -            -           -            414
      Other comprehensive income - change in
         unrealized holding gains (losses),net of
         income taxes

         Total comprehensive income
      Purchase and retirement of common stock           (63,167)      (623)        -            -           -              -
      Release of ESOP shares                                  -        (14)       59            -           -              -
      Amortization of unearned compensation                   -          -         -           63           -              -
      Forfeiture of restricted stock                          -          -         -           26         (26)             -
      Tax benefit of dividends on restricted stock            -         (1)        -            -           -              -
      Cash dividends declared, net of
         forfeited dividends on restricted stock              -         12         -            -           -            (314)
                                                             --        ---        --           --          --           -----
Balance at September 30, 1998                         2,687,633    $ 8,495     $ (620)      $ (864)      $ (87)       $ 14,201
                                                     ==========    =======     =======      ======       =====        ========

Balance at June 30, 1999                              2,532,000    $ 7,035     $ (450)      $ (655)      $ (87)      $ 14,081
      Net income                                              -          -         -            -           -            253
      Other comprehensive income - change in
         unrealized holding gains (losses),net of
         income taxes

         Total comprehensive income
      Purchase and retirement of common stock           (29,300)      (259)        -            -           -              -
      Release of ESOP shares                                  -        (18)       55            -           -              -
      Amortization of unearned compensation                   -          -         -           66           -              -
      Forfeiture of restricted stock                          -          -         -            8          (8)             -
      Tax benefit of dividends on restricted stock            -          3         -            -           -              -
      Cash dividends declared, net of
         forfeited dividends on restricted stock              -          2         -            -           -            (293)
                                                     ----------    -------     ------       ------       -----        --------
Balance at September 30, 1999                         2,502,700    $ 6,763     $ (395)      $ (581)      $ (95)       $ 14,041
                                                     ==========    =======     ======       ======       =====        ========

                                                                Accumulated
                                                                   other           Total
                                                              comprehensive    Stockholders'
                                                                   income          Equity
                                                                   ------          ------
Balance at June 30, 1998                                            $ 77         $ 21,606
      Net income                                                       -              414
      Other comprehensive income - change in
         unrealized holding gains (losses),net of
         income taxes                                                 45              45
                                                                                      --
         Total comprehensive income                                                   459
      Purchase and retirement of common stock                          -             (623)
      Release of ESOP shares                                           -               45
      Amortization of unearned compensation                            -               63
      Forfeiture of restricted stock                                   -                -
      Tax benefit of dividends on restricted stock                     -               (1)
      Cash dividends declared, net of
         forfeited dividends on restricted stock                       -              (302)
                                                                      --             -----
Balance at September 30, 1998                                       $ 122         $ 21,247
                                                                    =====         ========

Balance at June 30, 1999                                            $(363)        $ 19,561
      Net income                                                       -               253
      Other comprehensive income - change in
         unrealized holding gains (losses),net of
         income taxes                                                 (69)            (69)
                                                                                  --------
         Total comprehensive income                                                   184
      Purchase and retirement of common stock                          -             (259)
      Release of ESOP shares                                           -               37
      Amortization of unearned compensation                            -               66
      Forfeiture of restricted stock                                   -                -
      Tax benefit of dividends on restricted stock                     -                3
      Cash dividends declared, net of
         forfeited dividends on restricted stock                      -              (291)
                                                                    ------        --------
Balance at September 30, 1999                                       $ (432)       $ 19,301
                                                                    =======       ========

See accompanying notes to consolidated financial statements.

                                             PIEDMONT BANCORP, INC. AND SUBSIDIARY
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       Three months ended
                                                                                          September 30,
                                                                                       1999         1998
                                                                                     -------      -------
Operating activities:
   Net income                                                                        $   253      $   414
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation                                                                     60           39
         Net amortization                                                                  6           13
         Provision for loan losses                                                         3           24
         Gain on sale of investments and mortgage-backed securities                       (8)        --
         Net (gain) loss on sale of loans                                                153          (40)
         Release of ESOP shares                                                           37           45
         Compensation earned under MRP                                                    66           63
         Net decrease (increase) in mortgage loans held for sale                       1,537         (880)
         Increase in other assets                                                       (204)        (251)
         Increase in other liabilities                                                   161          235
                                                                                     -------      -------
               Net cash provided (used in) operating activities                        2,064         (338)
                                                                                     -------      -------
Investing activities:
   Net (increase) decrease in loans held for investment                               (2,724)       4,607
   Principal collected on mortgage-backed securities                                     432          290
   Principal collected on collateralized mortgage-backed securities                       22         --
   Purchases of investment securities classified as available-for-sale                (1,926)        (500)
   Purchases of mortgage-backed securities classified as available-for-sale             --           (782)
   Proceeds from investment securities called by issuer                                1,997          280
   Purchases of premises and equipment                                                   (88)         (65)
                                                                                     -------      -------
               Net cash provided (used in) investing activities                       (2,287)       3,830
                                                                                     -------      -------
Financing activities:
   Net increase in time deposits                                                       2,796          571
   Net increase (decrease) in other deposits                                             761       (1,300)
   Repayments of borrowings                                                           (3,371)      (2,071)
   Repurchase of no par common stock                                                    (259)        (623)
   Cash dividends paid to shareholders                                                  (292)        (324)
                                                                                     -------      -------
               Net cash used in financing activities                                    (365)      (3,747)
                                                                                     -------      -------
               Decrease in cash and cash equivalents                                    (588)        (255)
Cash and cash equivalents at beginning of period                                       3,572        2,644
                                                                                     -------      -------
Cash and cash equivalents at end of period                                           $ 2,984      $ 2,389
                                                                                     =======      =======

Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
      Interest                                                                       $ 1,028      $ 1,287
                                                                                     =======      =======
      Income taxes                                                                   $   108      $    59
                                                                                     =======      =======
Supplemental disclosure of noncash transactions:
   Unrealized gains on available-for-sale securities,
      net of deferred taxes of  $278 and $53                                         $    69      $   122
                                                                                     =======      =======
   Dividends declared but unpaid                                                     $   294      $   314
                                                                                     =======      =======



See accompanying notes to financial statements.

                      PIEDMONT BANCORP, INC. and SUBSIDIARY
                   Notes to Consolidated Financial Statements


1) Organization and Operations
------------------------------

    Piedmont Bancorp, Inc., ("the Parent") is a bank holding company, formed in December 1995, that owns all of the outstanding common stock of Hillsborough Savings Bank, Inc. SSB ("the Bank"). The Bank amended and restated its charter to effect its conversion from a North Carolina chartered mutual savings bank to a North Carolina chartered stock savings bank in December 1995 ("the Conversion"). The Bank is primarily engaged in the business of obtaining deposits and providing loans to the general public. The principal activity of the Parent is ownership of the Bank.

2) Basis of Presentation
------------------------

    The consolidated financial statements include the accounts of the Parent and the Bank, together referred to as "the Company". All significant intercompany transactions and balances are eliminated in consolidation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheets and the reported amounts of income and expenses for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes in the near-term relate to the determination of the allowance for loan losses. In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of September 30, 1999 and for the three month periods ending September 30, 1999 and September 30, 1998 in conformity with generally accepted accounting principles. Operating results for the three month period ending September 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2000.

3) Cash and Cash Equivalents
----------------------------

    For purposes of reporting cash flows, the Company considers cash and interest-bearing deposits in other financial institutions with original maturities of three months or less to be cash equivalents.

                      PIEDMONT BANCORP, INC. and SUBSIDIARY
                   Notes to Consolidated Financial Statements


4) Employee and Director Benefit Plans
--------------------------------------

    The Company has an employee stock ownership plan ("ESOP") whereby an aggregate number of shares amounting to 211,600 were purchased for future allocation to employees. Contributions to the ESOP are made by the Bank on a discretionary basis, and are allocated among ESOP participants on the basis of relative compensation in the year of allocation. Benefits will vest in full upon five years of service with credit given for years of service prior to the conversion. The ESOP was funded by a $40,000 cash contribution from the Bank in December 1995 and a loan from the Parent in the amount of $2,690,677. The loan is secured by shares of stock purchased by the ESOP and is not guaranteed by the Bank. Principal and interest payments on this loan are funded primarily from discretionary contributions by the Bank. Dividends, if any, paid on shares held by the ESOP may also be used to reduce the loan. Dividends on unallocated shares which are used to repay debt are not reported as dividends in the consolidated financial statements but rather are recorded as an element of compensation expense. Dividends on allocated shares are credited to the accounts of the participants and reported as dividends in the consolidated financial statements. For the three month period ending September 30, 1999 and 1998, ESOP-related compensation expense totaled $37,000 and $45,000, respectively. On December 31, 1998, the Bank made a $207,000 contribution to the ESOP, representing the normal principal payment due for the year and the application of dividends on unallocated shares to the principal balance of the loan. This contribution resulted in the release of 18,448 shares to individual participant accounts. At June 30, 1999, a total of 167,285 shares have been released and allocated to participants and 44,315 shares remain unallocated, of which 16,840 shares are committed to be released on December 31, 1999.

    The Bank has a management recognition plan ("MRP") which serves as a means of providing existing directors and employees of the Bank with an ownership interest in the Company. On August 29, 1996, restricted stock awards of 105,800 shares were made to 38 directors, officers, and employees of the Bank. The shares awarded under the MRP were issued from authorized but unissued shares of common stock at no cost to recipients. The shares granted vest at a rate of 20% each year on the anniversary of the initial award of shares so that the shares will be completely vested at the end of five years. During the first three months of fiscal 2000, one MRP participant forfeited 580 restricted, non-vested shares of the Company's stock and $4,500 of dividends previously paid to the participant on the restricted shares. The dividends refunded to the Bank have been reflected as an addition to common stock. The shares forfeited during the three months ended September 30, 1999, combined with shares previously forfeited, leaves 6,358 restricted shares unallocated under the MRP. Compensation expense of $66,000 and $63,000 was recorded during the three months ended September 30, 1999 and 1998, respectively.

                      PIEDMONT BANCORP, INC. and SUBSIDIARY
                   Notes to Consolidated Financial Statements

5) Regulatory Restrictions
--------------------------

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

6) Earnings per Share
---------------------

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

                                                           Three Months Ended
                                                              September 30,
                                                        ------------------------
                                                          1999            1998
                                                        ---------      ---------
Basic EPS denominator: weighted average
   number of common shares outstanding                  2,422,136      2,684,045
Dilutive effect of stock options and
   unvested stock grants                                   54,125          9,738
                                                        ---------      ---------
Diluted EPS denominator                                 2,476,261      2,693,783
                                                        =========      =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three Months Ended September 30, 1999 and 1998

Summary
-------
For the quarter ended September 30, 1999, the Company recorded net income of $253,000, or $0.10 per share, compared to $414,000, or $0.15 per share for the same quarter last year.

Net Interest Income
-------------------
As shown in the table below, tax-equivalent net interest income decreased $13,000 to $1,306,000 for the quarter ended September 30, 1999 from $1,319,000 for the same period in 1998. Net interest income is analyzed on a tax-equivalent basis to adjust for the nontaxable status of income earned on certain investments such as municipal bonds.

                                                                           Three Months Ended September 30,
                                                                   ---------------------------------------------
                                                                                       1999
                                                                   ---------------------------------------------
                                                                                                        Average
                                                                     Average                            Yield/
                                                                     Balance         Interest           Rate(1)
                                                                     -------         --------           -------
Assets:                                                                       (dollars in thousands)
Interest-earning assets:
  Interest-bearing deposits                                        $    1,499          $   14             3.74%
  FHLB common stock                                                     1,036              20             7.72
  Taxable investment securities                                        24,490             379             6.19
  Tax-exempt investment securities (2)                                  4,642              91             7.84
  Loans receivable                                                    102,264           2,154             8.43
                                                                     --------          ------             ----
Total interest-earning assets                                         133,931           2,658             7.94
                                                                                       ------             ----
Non-interest-earning assets                                             6,324
                                                                   ----------
     Total                                                         $  140,255
                                                                   ==========

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
  Deposit accounts                                                     98,478           1,091             4.40
  Borrowings                                                           18,181             261             5.74
                                                                      -------          ------             ----
Total interest-bearing liabilities                                    116,659           1,352             4.64
                                                                                       ------             ----
Non-interest-bearing liabilities                                        4,208
Stockholders' equity                                                   19,388
                                                                   ----------
     Total                                                         $  140,255
                                                                   ==========
Net interest income and interest rate spread                                           $1,306             3.30%
                                                                                       ======
Net interest-earning assets and net interest margin                $   17,272                             3.93%
                                                                   ==========
Ratio of interest-earning assets to interest-bearing liabilities                                        114.81%

                                                                        Three Months Ended September 30,
                                                                   -----------------------------------------
                                                                                     1998
                                                                   -----------------------------------------
                                                                                                    Average
                                                                   Average                          Yield/
                                                                   Balance          Interest        Rate(1)
                                                                   -------          --------        -------
Assets:                                                                       (dollars in thousands)
Interest-earning assets:                                           $     1,438         $   22          6.12%
  Interest-bearing deposits                                              1,150             22          7.65
  FHLB common stock                                                     12,665            211          6.66
  Taxable investment securities                                          3,863             78          8.08
  Tax-exempt investment securities (2)                                 108,196          2,299          8.50
  Loans receivable                                                  ----------         ------          ----
                                                                       127,312          2,632          8.27
Total interest-earning assets                                                          ------          ----
                                                                         3,631
Non-interest-earning assets                                         ----------
                                                                    $  130,943
     Total                                                          ==========


Liabilities and Stockholders' Equity:
Interest-bearing liabilities:                                           86,089          1,042          4.80
  Deposit accounts                                                      19,022            271          5.70
  Borrowings                                                        ----------         ------          ----
                                                                       105,111          1,313          5.00
Total interest-bearing liabilities                                                     ------          ----
                                                                         4,187
Non-interest-bearing liabilities                                        21,645
Stockholders' equity                                                ----------
                                                                    $  130,943
     Total                                                          ==========
                                                                                      $ 1,319          3.27%
Net interest income and interest rate spread                                          =======
                                                                    $   22,201                         4.17%
Net interest-earning assets and net interest margin                 ==========
                                                                                                     121.12%
Ratio of interest-earning assets to interest-bearing liabilities

(1) All information presented in this column is annualized with the exception of the ratio of interest-earning assets to interest bearing liabilities.
(2) Interest earned on tax-exempt investment securities has been adjusted to a tax-equivalent basis using the applicable federal and state rates of 34% and 7.25%, respectively, and reduced by the nondeductible portion of interest expense.

The decrease in net interest income is due to a lower level of average net interest-earning assets as well as a lower average yield during the quarter ended September 30, 1999 compared to the same quarter last year. The increase in average interest-earning assets from September 30, 1998 to September 30, 1999 is due primarily to an increase of $11,825,000 in taxable investment securities mitigated by a decline in loans receivable of $5,932,000. The increase in interest-bearing liabilities is primarily due to a $12,389,000 increase in interest-bearing deposits from September 30, 1998 to September 30, 1999. Interest rate spread (on a tax-equivalent basis) increased to 3.30% for the quarter ended September 30, 1999 from 3.27% for the same quarter in 1998 due to 36 basis point decline in the average rate on total interest-bearing liabilities mitigated by a 33 basis point decline in the average yield on total interest-earning assets. Net interest margin decreased to 3.93% for the three months ended September 30, 1999 from 4.17% for the three months ended September 30, 1998.

Provision for Loan Losses
-------------------------
The provision for loan losses for the three months ended September 30, 1999 totaled $3,000 compared to $24,000 for the same period in 1998. The provision for loan losses is based on management's evaluation of the loan portfolio as discussed under "Financial Condition".

Other Income
------------
Other income totaled $73,000 for the quarter ended September 30, 1999 compared to $151,000 for the same period in 1998. The general increase in long-term interest rates during the quarter caused losses of $153,000 on sales of loans during the quarter ended September 30, 1999, compared with gains on sales of loans of $40,000 during the quarter ended September 30, 1998. The loss on sale of loans was offset by a $71,000 positive lower-of-cost or market adjustment on loans held-for-sale during the same quarter. A $26,000 increase in mortgage servicing fees from the first quarter ended September 30, 1998 compared to the first quarter ended September 30, 1999 also mitigated the losses on sales of mortgage loans.

Other Expenses
--------------
Other expenses totaled $995,000 for the three months ended September 30, 1999 compared to $783,000 for the same period in 1998. Most of the remainder of the decline in net income was caused by a $212,000 increase in total other expenses. Approximately $182,000 of the total increase in total other expenses was caused by the opening of two new branches in Chapel Hill and Durham that occurred in April and June of 1999. Of the total $108,000 increase in compensation expense, $97,000 was attributable to the new branch openings. The remaining increase was due to normal compensation increases and additional administrative support at the Bank's headquarters and main branch in Hillsborough. $7,000 of the total $27,000 increase in data and items processing expenses was due to the two new branches, with the remainder due to greater use of technology at the Bank's headquarters and main branch in Hillsborough. $25,000 of the total $30,000 increase in occupancy expense, and $15,000 of the total $23,000 in furniture and equipment expense was due to the two new branches. Professional fees declined $20,000 due to a branch consulting study that was performed during the first quarter of fiscal 1999. Of the total increase of $44,000 in other other expenses $38,000 was due to the two new branches.

Income Tax Expense
------------------
Income tax expense was $93,000 for the quarter ended September 30, 1999 resulting in an effective rate of 26.9% compared to $219,000 or 34.6% for the same period in 1998. The decline in the effective tax rate from 1998 to 1999 was due to a higher level of interest income from Federal Home Loan Bank agency investment securities for the quarter ended September 30, 1999 as compared to the same quarter in 1998. Interest income from Federal Home Loan Bank agency investment securities is exempt from North Carolina income tax.

Financial Condition

CHANGES IN FINANCIAL CONDITION
------------------------------

Total assets increased .06% to $140.2 million at September 30, 1999 compared to $140.1 million at June 30, 1999. Total liabilities increased .29%, with the primary contributors being a 3.58% or $3.6 million increase in total deposits offset by a 16.72% or $3.4 million decline in advances from the Federal Home Loan Bank.

Total stockholders' equity decreased $300,000 to $19.3 million at September 30, 1999 from $19.6 million at June 30, 1999. Under a previously announced stock repurchase plan, the Company repurchased and retired 29,300 shares of its common stock during the quarter ended September 30, 1999. The average cost of the shares repurchased was $8.84 per share for a total cost of $259,000. The Company has now completed its repurchase plan. The implementation of the share repurchase plan, cash dividends declared of $291,000 and change in unrealized holding losses of $69,000 were the primary factors contributing to the decline in stockholders' equity during the quarter ended September 30, 1998. Mitigating these decreases were quarterly net income of $253,000, and release of ESOP shares and amortization of unearned compensation of $55,000 and $74,000, respectively.

ASSET QUALITY
-------------

Nonperforming Assets and Risk Assets
------------------------------------

Nonperforming assets include nonaccrual loans, restructured loans and real estate owned. The table on the following page presents information on nonperforming assets and loans contractually past due but still accruing at September 30, 1999 and June 30, 1999.

                                                     September 30,      June 30
                                                         1999              1999
                                                             (in thousands)
Total nonaccrual loans                                 $  1,050        $    973
Total restructured loans                                   --              --
                                                       --------        --------
     Total nonperforming loans                            1,050             973
Real estate owned                                          --              --
                                                       --------        --------
Total nonperforming assets                                1,050             973

Accruing loans, delinquent 90 days or more                 --              --
                                                       --------        --------

Total risk assets                                      $  1,050        $    973
                                                       ========        ========

Nonperforming loans to total loans                         1.03%           0.97%
Nonperforming assets to total assets                       0.75%           0.69%
Risk assets to total assets                                0.75%           0.69%
Allowance for loan losses to:
   Total nonperforming assets                             1.07x           1.08x
   Total risk assets                                      1.07x           1.08x
Total assets                                           $140,178        $140,089
Total loans, net                                        101,748         100,717
Allowance for loan losses                                 1,127           1,054


There were no significant changes in nonperforming assets outstanding from June 30, 1999 to September 30, 1999. Management has reviewed the collateral for nonperforming assets and believes that collateral values related to the loans exceeds such balances. The recorded investment in loans that are considered to be impaired under SFAS No. 114 (Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan") were $117,000 at both September 30, 1999 and June 30, 1999. There was no related allowance for credit losses associated with these loans as determined in accordance with SFAS No.
114. Management has included this review among the factors considered in the evaluation of the allowance for possible loan losses.

Provision and Allowance for Loan Losses
---------------------------------------

The following table summarizes the activity in the allowance for loan losses for the three months ended September 30, 1999 and 1998, respectively.

                                                          Three months ended
                                                              September 30,
                                                         1999              1998
                                                        -------          -------
Balance at the beginning of period                      $ 1,054          $   951
Provision for loan losses                                     3               24
Recoveries                                                   75               30
Loans charged off                                            (5)            --
                                                        -------          -------
Balance at the end of period                            $ 1,127          $ 1,005
                                                        =======          =======

At September 30, 1999, the allowance for loan losses was 1.11% of total loans, compared to 1.05% of total loans at June 30, 1999 and 0.97% of total loans at September 30, 1998.

The levels of the provision and allowance for loan losses are based on management's ongoing evaluation of the risk characteristics of the loan portfolio considering current economic conditions, financial condition of borrowers, growth and composition of the loan portfolio, collateral values, the relationship of the allowance for loan losses to outstanding loans, the level of nonperforming loans that have been identified as potential problems, past and expected loss experience, results of the most recent regulatory examinations, and other factors deemed relevant by management. Management actively maintains a current loan watch list and knows of no other loans which are (1) material and represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (2) represent material credits about which management has serious doubts as to the ability of such borrowers to comply with the loan repayment terms. Based on management's evaluation of the loan portfolio, as described above, the Company recorded a $3,000 provision for loan losses for the three months ended September 30, 1999 compared to a $24,000 provision for the same period in 1998.

YEAR 2000 ISSUE
---------------

The Company recognizes and is addressing the potentially severe implications of the "Year 2000 Issue." The "Year 2000 Issue" is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations as the Year 2000 approaches. This issue is caused by the fact that many of the world's existing computer programs use only two digits to identify the year in the date field of a program. These programs were designed and developed without considering the impact of the upcoming change in the century and could experience serious malfunctions when the last two digits of the year change to "00" as a result of identifying a year designated "00" as the year 1900 rather than the Year 2000. This misidentification could prevent the Company from being able to engage in normal business operations, including, among other things, miscalculating interest accruals and the inability to process customer transactions. Because of the potentially serious ramifications of the Year 2000 Issue, the Company is taking the Year 2000 Issue very seriously. The Company formed a Year 2000 Committee, which is comprised of the Company's management team, in November of 1997. Other employees are actively involved in the Company's Year 2000 efforts on an as needed basis. The Committee is leading the Company's Year 2000 efforts to ensure that the Company is properly prepared for the Year 2000. The Company's Board of Directors has approved a plan submitted by the Year 2000 Committee that was developed in accordance with guidelines set forth by the Federal Financial Institutions Examination Council. This plan, which is described in further detail below, has five primary phases related to internal Year 2000 compliance:

1. Awareness - this phase is ongoing and is designed to inform the Company's Board of Directors (the "Board") and Executive management ("Management"), employees, customers and vendors of the impact of the Year 2000 Issue. Since December of 1997 the Board has been apprised of the Company's efforts at their regular monthly meetings. Employees are informed of the Company's Year 2000 efforts through scheduled employee meetings. In addition, all customers were updated with respect to the Company's Year 2000 efforts through mailings sent in June of 1998 and April of 1999. The Company has also placed Year 2000 information on the Bank's World Wide Web site. A final Year 2000 mailing will be sent to all customers of the Bank as of September 30, 1999.

2. Assessment - during this phase an inventory was conducted of all known Company processes that could reasonably be expected to be impacted by the Year 2000 Issue and their related vendors, if applicable. This inventory of processes and vendors included not only typical computer processes such as the Company's transaction applications systems, but also all known processes that could be impacted by microchip malfunctions. These include but are not limited to the Company's alarm system, phone system, check ordering process, and ATM network. The Company inventoried all the systems listed above in December of 1997 and performed an initial assessment of potential risks from either under or nonperformance arising from incorrect processing and usage of dates after December 31, 1999. At this time the Company had already made the decision to convert in February of 1998 to a new computer service provider for processing all loan, deposit and general ledger transactions. In conjunction with the conversion, the Company purchased and installed new computers, printers and related software in January of 1998. New hardware and software for a local area network was also purchased and installed in January of 1998. The total cost of the hardware and software purchased by the Company in fiscal 1998 totaled $296,000 and was capitalized. Most of the hardware and software purchased by the Company either is Year 2000 compliant or will be with minor modifications or upgrades. The assessment phase is complete, although it is updated periodically as necessary.

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

4. Testing - The next phase for the Company under the plan is to complete a comprehensive testing of all known processes. As noted in the renovation and/or replacement phase above, the Company's primary service provider has already tested their system for Year 2000 compliance. The next step, which is currently in process, is to test the Company's network and core service provider software applications and hardware. A first test of the company's core service provider software applications and hardware was performed on September 20, 1998 using a future date of January 3, 2000. The Company has reviewed the results of this test, and this review indicated that the system performed reliably and accurately when using the future date of January 3, 2000. The Company performed follow up tests with its core service provider during the third quarter of fiscal 1999 using future dates of February 29, 2000 and March 1, 2000. The Company has reviewed the results of this test, and this review indicated that the system performed reliably and accurately when using the future dates of February 29, 2000 and March 1, 2000. The testing of the remainder of the Company's processes was substantially complete as of June 30, 1999, with follow up testing to be performed as needed in the remainder of calendar year 1999.

5. Implementation - this phase occurred when the Company's vendors certified their present systems as Year 2000 compliant. All of the systems the Company is presently using have been certified as Year 2000 compliant by the respective vendors. On some applications the Company is already entering dates greater than December 31, 1999 into their systems. In these situations no adverse events have been noted. The Company has developed a Business Resumption Contingency plan for critical processes in the event they do not process information reliably and accurately after December 31, 1999. This plan was approved by the Bank's Board of Directors in late May of 1999 and tested by the Company in July of 1999.

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

Excluding the hardware and software purchases noted above, the Company expensed $6,000 on Year 2000 costs for the quarter ended September 30, 1998. There were no Year 2000 costs for the quarter ended September 30, 1999. The Year 2000 costs do not include the time of Bank personnel related to the Year 2000 issue. Based on an analysis of projected expenses performed in the second quarter of fiscal 1999, the total cost of the Year 2000 project is currently estimated at $28,000. Funding of the Year 2000 project costs has come from normal operating cash flow, and the expenses associated with the Year 2000 Issue has and will directly reduce otherwise reported net income for the Company.

Management of the Company believes that the potential effects on the Company's internal operations of the Year 2000 Issue has been addressed prior to the Year 2000. However, notwithstanding the time and effort expended to date by the Company and its vendors, if required modifications or conversions are not made or are not completed on a timely basis prior to the Year 2000, the Year 2000 Issue could disrupt normal business operations. The most reasonably likely worst case Year 2000 scenarios foreseeable at this time would include the Company temporarily not being able to process, in some combination, various types of customer transactions. This could affect the ability of the Company to, among other things, originate new loans, post loan payments, accept deposits or allow immediate withdrawals, and, depending on the amount of time such a scenario lasted, could have a material adverse effect on the Company. Because of the serious implications of these scenarios, the primary emphasis of the Company's Year 2000 efforts has been to correct any systems or processes whose Year 2000 test results are not satisfactory prior to the Year 2000. Nevertheless, should one of the most reasonably likely worst case scenarios occur in the Year 2000, the Company, as noted above, has formalized a contingency plan that would allow for limited transactions, including the ability to make certain deposit withdrawals, until the Year 2000 problems are fixed. The costs of the Year 2000 project and the date on which the Company plans to complete Year 2000 compliance are based on management's best estimates, which were derived using numerous assumptions of future events such as the availability of certain resources (including internal and external resources), third party vendor plans and other factors. However, there can be no guarantee that these estimates will be achieved at the cost disclosed or within the timeframe indicated, and actual results could differ materially from these plans. Factors that might affect the timely and efficient completion of the Company's Year 2000 project include, but are not limited to, vendors' abilities to adequately correct or convert software and the effect on the Company's ability to test its systems, the availability and cost of personnel trained in the Year 2000 area, the ability to identify and correct all relevant computer programs and similar uncertainties.


LIQUIDITY AND INTEREST RATE RISK MANAGEMENT
-------------------------------------------

Liquidity is the ability to raise funds or convert assets to cash in order to meet customer and operating needs. The Company's primary sources of liquidity are its portfolio of investment securities available-for-sale, principal and interest payments on loans and mortgage-backed securities, interest income from investment securities, maturities of investment securities held-to-maturity, increases in deposits, and advances from the FHLB of Atlanta. At September 30, 1999, the Bank had $13.2 million of credit available from the FHLB that would be collateralized by a blanket lien on qualifying loans secured by first mortgages on 1-4 family residences. Additional amounts may be made available under this blanket floating lien or by using investment securities as collateral. Management believes that it will have sufficient funds available to meet its anticipated future loan commitments as well as other liquidity needs.

Interest rate risk is the sensitivity of interest income and interest expense to changes in interest rates. Management structures the Company's assets and liabilities in an attempt to protect net interest income from large fluctuations associated with changes in interest rates. At September 30, 1999, the Company had a cumulative one-year liability-sensitive gap position of $14.4 million or 10.75% of interest-earning assets. A liability-sensitive gap position generally indicates that net interest income would increase in a declining rate environment and decrease in a rising rate environment. The Company had a cumulative one-year liability-sensitive gap position of $5.9 million or 4.44% of interest-earning assets at June 30, 1999. The Company will continue to actively manage its balance sheet in order protect net interest income from changes in interest rates.

It should be noted that these measures reflect the interest-sensitivity of the balance sheet as of a specific date and are not necessarily indicative of future results. Because of this and other limitations, management also monitors interest rate sensitivity through the use of a model which estimates the change in net portfolio value and net interest income in response to a range of assumed changes in market interest rates. Based on interest sensitivity measures as of September 30, 1999, management believes that its interest rate risk is at an acceptable level.


CAPITAL RESOURCES
-----------------

The Parent is regulated by the Board of Governors of the Federal Reserve System ("FRB") and is subject to securities registration and public reporting regulations of the Securities and Exchange Commission. The Bank is regulated by the Federal Deposit Insurance Corporation ("FDIC") and the Administrator,
Savings Institutions Division, North Carolina Department of Commerce, (the "Administrator"). The Bank is subject to the capital requirements of the FDIC and the Administrator. The FDIC requires the Bank to maintain minimum ratios of Tier I capital to total risk-weighted assets and total capital to risk-weighted assets of 4% and 8%, respectively. Tier I capital consists of total stockholders' equity calculated in accordance with generally accepted accounting principles less intangible assets, and total capital is comprised of Tier I capital plus certain adjustments, the only one applicable to the Bank is the allowance for possible loan losses. Risk-weighted assets refer to the on- and off-balance sheet exposures of the Bank adjusted for their relative risk levels using formulas set forth in FDIC regulations. The Bank is also subject to a FDIC leverage capital requirement, which calls for a minimum ratio of Tier I capital (as defined above) to quarterly average total assets of 3% and a ratio of 5% to be "well-capitalized". The Administrator requires a net worth equal to at least 5% of total assets. At September 30, 1999, the Bank was in compliance with all of the aforementioned capital requirements.

As of September 30, 1999, the FDIC categorized the Bank as "well-capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must meet minimum ratios for total risk-based, and Tier I leverage (the ratio of Tier I capital to average assets). There are no events or conditions since September 30, 1999 that management believes have changed the Bank's category.

CURRENT ACCOUNTING ISSUES
-------------------------

         The Company prepares its consolidated financial statements and related disclosures in conformity with standards established by, among others, the Financial Accounting Standards Board (the "FASB"). Because the information needed by users of financial reports is dynamic, the FASB frequently has new rules and proposed new rules for companies to apply in reporting their activities. The following discussion addresses such changes as of June 30, 1999 that will affect the Company's future reporting.

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - and amendment of FASB No. 133" delayed the effective date of this statement for one year. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company plans to adopt SFAS 133 in fiscal year 2001 without any impact on its consolidated financial statements as the Company does not have any derivative financial instruments and is not involved in any hedging activities.

         In October 1998, the FASB issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," establishes accounting and reporting standards for certain mortgage banking activities. It also conforms the subsequent accounting for securities retained after the securitization of other types of assets. This statement is effective for financial statements for fiscal years beginning after December 15, 1998. The Company adopted SFAS 134 in fiscal year 1999 without any impact on its consolidated financial statements.

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

Management does not believe there has been any significant change in the overall analysis of financial instruments considered market risk sensitive, as measured by the factors of contractual maturities, average interest rates and estimated fair values, since the analysis prepared and presented in conjunction with the Form 10-K Annual report for the fiscal year ended June 30, 1999.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
None

ITEM 2.  CHANGES IN SECURITIES
Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5.  OTHER INFORMATION
Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits
None

(b) Reports on Form 8-K
None

                                   SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized



Date:    November 12, 1999              By:  /s/ D. Tyson Clayton
                                             --------------------
                                                 D. Tyson Clayton
                                                 President


Date:    November 12, 1999              By:  /s/ Thomas W. Wayne
                                             -------------------
                                                 Thomas W. Wayne
                                                 Vice President and principal
                                                 financial officer