Form 10-Q
period 1999-12-31
PIEDMONT BANCORP INC
filed 2000-02-14
CIK 948019

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                               December 31, 1999

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

                                [ X ] Yes [ ] No

As of February 4, 2000 2,502,700 shares of the registrant's common stock, no par value, were outstanding. The registrant has no other classes of securities outstanding.

This Form 10-Q report has 27 pages.

                                             CONSOLIDATED BALANCE SHEETS

                                                                                       December 31,       June 30,
                                                                                         1999              1999
                                                                                      (unaudited)           *
                               Assets                                                 (in thousands, except shares)
Cash                                                                                 $     2,917     $     1,706
Interest-bearing deposits in other financial institutions                                  1,895           1,866
Investment securities:
   Available-for-sale                                                                     24,400          25,810
   Held-to-maturity                                                                        3,333           3,362
Loans receivable (net of allowance for loan losses of $1,124 and
   $1,054 at December 31, 1999 and June 30, 1999, respectively)                          108,552         100,717
Federal Home Loan Bank stock, at cost                                                      1,036           1,036
Premises and equipment                                                                     3,225           3,213
Prepaid expenses and other assets                                                          2,756           2,379
                                                                                     -----------     -----------
          Total assets                                                               $   148,114     $   140,089
                                                                                     ===========     ===========
Liabilities and Stockholders' Equity

                                   Liabilities
Deposits:
   Demand, non-interest bearing                                                            4,180           3,390
   Certificates of Deposit                                                                54,393          56,034
                                                                                     -----------     -----------
                                                                                         109,480          99,339
Advances from the Federal Home Loan Bank                                                  18,551          20,162
Accrued expenses and other liabilities                                                     1,086           1,027
                                                                                     -----------     -----------
     Total liabilities                                                                   129,117         120,528
                                                                                     -----------     -----------
Stockholders' Equity:
Preferred stock, no par value, 5,000,000 shares authorized;
   none issued                                                                              --              --
Common stock, no par value, 20,000,000 shares authorized; 2,502,700 and                2,687,633
   shares issued and outstanding at September 30 and June 30, 1999 , respectively          6,745           7,035
Unearned ESOP shares                                                                        (340)           (450)
Unamortized deferred compensation                                                           (510)           (655)
Unallocated restricted stock                                                                 (95)            (87)
Retained earnings, substantially restricted                                               13,909          14,081
Accumulated other comprehensive income (loss)                                               (712)           (363)
                                                                                     -----------     -----------
      Total stockholders' equity                                                          18,997          19,561
                                                                                     -----------     -----------
Commitments and contingencies
          Total liabilities and stockholders' equity                                 $   148,114     $   140,089
                                                                                     ===========     ===========

* Derived from audited financial statements
See accompanying notes to consolidated financial statements.

                                 CONSOLIDATED STATEMENTS OF INCOME (unaudited)


                                                                   Three Months Ended        Six months ended
                                                                       December 31,            December 31,
                                                                     1999        1998        1999       1998
                                                                     ----        ----        ----       ----
                                                                      (in thousands, except per share data)
Interest income:
   Interest on loans                                               $ 2,230     $ 2,188    $ 4,384     $ 4,487
   Interest on deposits in other financial institutions                 28          21         42          43
   Interest and dividends on investment securities:
      Taxable                                                          403         224        802         457
       Non-taxable                                                      56          48        112          96
                                                                   -------     -------    -------     -------
            Total interest income                                    2,717       2,481      5,340       5,083
                                                                   -------     -------    -------     -------
Interest expense:
   Interest on deposits                                              1,181       1,029      2,272       2,071
   Interest on borrowings                                              253         230        514         501
                                                                   -------     -------    -------     -------
            Total interest expense                                   1,434       1,259      2,786       2,572
                                                                   -------     -------    -------     -------
Net interest income                                                  1,283       1,222      2,554       2,511
Provision for loan losses                                                6           3          9          27
                                                                   -------     -------    -------     -------
            Net interest income after provision for loan losses      1,277       1,219      2,545       2,484
                                                                   -------     -------    -------     -------
Other income:
   Customer service and other fees                                      59          53        127         104
   Mortgage loan servicing fees                                         35           1         67           7
   Gain on sale of investment securities                              --             5          8           5
   Lower-of-cost or market adjustment on loans held-for-sale           (47)       --           24        --
   Gain (loss) on sale of loans                                         13          23       (140)         63
   Stock and mutual fund commissions                                    14          20         28          44
   Other                                                                34          26         67          56
                                                                   -------     -------    -------     -------
            Total other income                                         108         128        181         279
                                                                   -------     -------    -------     -------

Other expenses:
   Compensation and fringe benefits (note 4)                           584         473      1,149         930
   Data and items processing                                           126          69        240         156
   Deposit insurance premiums                                           14          13         27          26
   Occupancy expense                                                    58          29        114          55
   Furniture and equipment expense                                      70          46        136          89
   Professional fees                                                    90          24        113          67
   Other                                                               206         175        364         289
                                                                   -------     -------    -------     -------
            Total other expenses                                     1,148         829      2,143       1,612
                                                                   -------     -------    -------     -------

             Income before income tax expense                          237         518        583       1,151
Income tax expense                                                      73         181        166         400
                                                                   -------     -------    -------     -------
                   Net income                                      $   164     $   337    $   417     $   751
                                                                   =======     =======    =======     =======
Net income per share - basic (note 6)                              $  0.07     $  0.13    $  0.17     $  0.29
                                                                   =======     =======    =======     =======
Net income per share - diluted (note 6)                            $  0.07     $  0.13    $  0.17     $  0.28
                                                                   =======     =======    =======     =======

See accompanying notes to consolidated financial statements.

                                               PIEDMONT BANCORP, INC. AND SUBSIDIARY
                                          STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY

                                                                                     Unearned     Unamortized       Unallocated
                                                        Shares         Common          ESOP          Deferred      Restricted
                                                     Outstanding       Stock          Shares       Compensation       Stock
                                                     -----------       -----          ------       ------------       -----
                                                                         (dollars in thousands)
Balance at June 30, 1998                               2,750,800     $    9,121     $     (679)    $     (953)    $      (61)
      Net income                                            --             --             --             --             --
      Other comprehensive income - change in
         unrealized holding gains (losses),net of
         income taxes

         Total comprehensive income
      Purchase and retirement of common stock           (134,867)        (1,291)          --             --             --
      Release of ESOP shares                                --              (30)           120           --             --
      Amortization of unearned compensation                 --             --             --              134           --
      Forfeiture of restricted stock                        --             --             --               26            (26)
      Tax benefit of dividends on restricted stock          --                1           --             --             --
      Cash dividends declared, net of
         forfeited dividends on restricted stock            --               12           --             --             --
                                                      ----------     ----------     ----------     ----------     ----------
Balance at December 31, 1998                           2,615,933     $    7,813     $     (559)    $     (793)    $      (87)
                                                      ==========     ==========     ==========     ==========     ==========

Balance at June 30, 1999                               2,532,000     $    7,035     $     (450)    $     (655)    $      (87)
      Net income                                            --             --             --             --             --
      Other comprehensive income - change in
         unrealized holding gains (losses),net of
         income taxes

         Total comprehensive income
      Purchase and retirement of common stock            (29,300)          (259)          --             --             --
      Release of ESOP shares                                --              (39)           110           --             --
      Amortization of unearned compensation                 --             --             --              137           --
      Forfeiture of restricted stock                        --             --             --                8             (8)
      Tax benefit of dividends on restricted stock          --                6           --             --             --
      Cash dividends declared, net of
         forfeited dividends on restricted stock            --                2           --             --             --
                                                      ----------     ----------     ----------     ----------     ----------
Balance at December 31, 1999                           2,502,700     $    6,745     $     (340)    $     (510)    $      (95)
                                                      ==========     ==========     ==========     ==========     ==========


                                                                     Accumulated
                                                                       other            Total
                                                      Retained      comprehensive    Stockholders'
                                                      Earnings      income (loss)      Equity
                                                      --------      -------------      ------
Balance at June 30, 1998                              $   14,101     $       77     $   21,606
      Net income                                             751           --              751
      Other comprehensive income - change in
         unrealized holding gains (losses),net of
         income taxes                                                        13             13
                                                                                     ----------
         Total comprehensive income                                                        764
      Purchase and retirement of common stock               --             --           (1,291)
      Release of ESOP shares                                --             --               90
      Amortization of unearned compensation                 --             --              134
      Forfeiture of restricted stock                        --             --             --
      Tax benefit of dividends on restricted stock          --             --                1
      Cash dividends declared, net of
         forfeited dividends on restricted stock            (622)          --             (610)
                                                      ----------     ----------     ----------
Balance at December 31, 1998                          $   14,230     $       90     $   20,694
                                                      ==========     ==========     ==========

Balance at June 30, 1999                              $   14,081     $     (363)    $   19,561
      Net income                                             417           --              417
      Other comprehensive income - change in
         unrealized holding gains (losses), net of
         income taxes                                                      (349)          (349)
                                                                                    ----------
                                                                                            68
         Total comprehensive income
      Purchase and retirement of common stock               --             --             (259)
      Release of ESOP shares                                --             --               71
      Amortization of unearned compensation                 --             --              137
      Forfeiture of restricted stock                        --             --             --
      Tax benefit of dividends on restricted stock          --             --                6
      Cash dividends declared, net of
         forfeited dividends on restricted stock            (589)          --             (587)
                                                      ----------     ----------     ----------
Balance at December 31, 1999                          $   13,909     $     (712)    $   18,997
                                                      ==========     ==========     ==========

See accompanying notes to consolidated financial statements.

                                                PIEDMONT BANCORP, INC. AND SUBSIDIARY
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                Six months ended
                                                                                                                  December 31,
                                                                                                             1999             1998
                                                                                                             ----             ----
Operating activities:
   Net income                                                                                             $    417       $    751
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation                                                                                          117             78
         Net amortization                                                                                       57            109
         Provision for loan losses                                                                               9             27
         Gain on sale of investments and mortgage-backed securities                                             (8)            (5)
         Net (gain) loss on sale of loans                                                                      140            (63)
         Release of ESOP shares                                                                                 71             90
         Compensation earned under MRP                                                                         137            134
         Net decrease (increase) in mortgage loans held for sale                                               273         (5,368)
          Increase in other assets                                                                            (143)           (23)
         Increase (decrease) in other liabilities                                                               56           (144)
                                                                                                          --------       --------
               Net cash provided by (used in) operating activities                                           1,126         (4,414)
                                                                                                          --------       --------
Investing activities:
   Net (increase) decrease in loans held for investment                                                     (8,289)         8,158
   Principal collected on mortgage-backed securities                                                           714            759
   Principal collected on collateralized mortgage-backed securities                                             54           --
   Purchases of investment securities classified as available-for-sale                                      (1,926)        (1,997)
   Purchases of mortgage-backed securities classified as available-for-sale                                   --           (1,453)
   Purchases of collateralized mortgage-backed securities classified as available-for-sale                    --           (2,037)
   Proceeds of sales of mortgage-backed-securities classified as available-for-sale                           --              501
   Proceeds from investment securities called by issuer                                                      2,007          3,280
   Purchases of premises and equipment                                                                        (129)          (362)
                                                                                                          --------       --------
                Net cash provided by (used in) investing activities                                         (7,569)         6,849
                                                                                                          --------       --------

Financing activities:
   Net decrease in time deposits                                                                            (1,641)          (997)
   Net increase in other deposits                                                                           11,782          3,057
   Proceeds from borrowings                                                                                  2,000          1,780
   Repayments of borrowings                                                                                 (3,611)        (4,071)
    Repurchase of no par common stock                                                                         (259)        (1,291)
   Cash dividends paid to shareholders                                                                        (588)          (632)
                                                                                                          --------       --------
                Net cash provided by (used in)financing activities                                           7,683         (2,154)
                                                                                                          --------       --------
               Decrease in cash and cash equivalents                                                         1,240            281
 Cash and cash equivalents at beginning of period                                                            3,572          2,644
                                                                                                          --------       --------
Cash and cash equivalents at end of period                                                                $  4,812       $  2,925
                                                                                                          ========       ========
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest                                                                                            $  2,699       $  2,569
                                                                                                          ========       ========
      Income taxes                                                                                        $    167       $    428
                                                                                                          ========       ========
 Supplemental disclosure of noncash transactions:
    Unrealized gains (losses) on available-for-sale securities,
       net of deferred taxes of  $457 and $33                                                             $  (347)      $     13
    Dividends declared but unpaid                                                                        $    295       $    314
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

2) Basis of Presentation

       The consolidated financial statements include the accounts of the Parent and the Bank, together referred to as "the Company". All significant intercompany transactions and balances are eliminated in consolidation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheets and the reported amounts of income and expenses for the periods presented. Actual results could differ significantly from those estimates. In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of December 31, 1999 and for the three and six month periods ended December 31, 1999 and December 31, 1998 in conformity with generally accepted accounting principles. Operating results for the three and six month periods ended December 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2000.


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

       Comprehensive income is the change in equity of an enterprise during the period from transactions and other events and circumstances from nonowner sources and, accordingly, includes both net income and amounts referred to as other comprehensive income (loss). The Company's other comprehensive income for the nine months ended March 31, 1999 and 1998 consisted of unrealized gains and losses on certain investments in debt securities.

5) Employee and Director Benefit Plans

       The Company has an employee stock ownership plan ("ESOP") whereby an aggregate number of shares amounting to 211,600 were purchased for future allocation to employees. Contributions to the ESOP are made by the Bank on a discretionary basis, and are allocated among ESOP participants on the basis of relative compensation in the year of allocation. Benefits will vest in full upon five years of service with credit given for years of service prior to the conversion. A $40,000 cash contribution from the Bank in December 1995 and a loan from the Parent in the amount of $2,690,677 funded the ESOP. The loan is secured by shares of stock purchased by the ESOP and is not guaranteed by the Bank. The Bank funds principal and interest payments on this loan primarily from discretionary contributions. Dividends, if any, paid on shares held by the ESOP may also be used to reduce the loan. Dividends on unallocated shares that are used to repay debt are not reported as dividends in the consolidated financial statements but rather are recorded as an element of compensation expense. Dividends on allocated shares are credited to the accounts of the participants and reported as dividends in the consolidated financial statements. For the six-month periods ended December 31, 1999 and 1998, ESOP-related compensation expense totaled $71,000 and $90,000, respectively. For the six-month periods ended December 31, 1999 and 1998, ESOP-related compensation expense totaled $34,000 and $45,000, respectively. Additionally, in December of 1999 and 1998, 16,840 and 18,448 shares, respectively, were released to individual participant accounts. At December 31, 1999, a total of 184,125 shares have been released and allocated to participants under the Plan and 27,475 shares remain unallocated.

       The Bank has a management recognition plan ("MRP") which serves as a means of providing existing directors and employees of the Bank with an ownership interest in the Company. On August 29, 1996, restricted stock awards of 105,800 shares were made to 38 directors,

                      PIEDMONT BANCORP, INC. and SUBSIDIARY
                   Notes to Consolidated Financial Statements

   5) Employee and Director Benefit Plans (continued)

       officers, and employees of the Bank. The shares awarded under the MRP were issued from authorized but unissued shares of common stock at no cost to recipients. The shares granted vest at a rate of 20% each year on the anniversary of the initial award of shares so that the shares will be completely vested at the end of five years. During the first six months of fiscal 1999, two MRP participants forfeited 902 restricted, non-vested shares of the Company's stock and $7,010 of dividends previously paid to the participants on those restricted shares. The dividends refunded to the Bank have been reflected as an addition to common stock. The shares forfeited during the six months ended December 31, 1999, combined with shares previously forfeited, leaves 5,778 restricted shares unallocated under the MRP. Compensation expense of $137,000 and $134,000 was recorded during the six-month periods ended December 31, 1999 and 1998, respectively. Compensation expense was recorded of $71,000 during each three-month period ending December 31, 1999 and 1998.

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

                      PIEDMONT BANCORP, INC. and SUBSIDIARY
                   Notes to Consolidated Financial Statements


7) Earnings per Share

       Basic net income per share,  or basic EPS, is  computed  by dividing  net income by the weighted average number of common shares outstanding for the period. ESOP shares that are unallocated and are not committed to be released are not included in weighted average shares outstanding. Diluted EPS reflects the potential dilution that could occur if the Company's dilutive stock options were exercised and unvested stock grants were vested. The numerator of the basic EPS computation is the same as the numerator of the diluted EPS computation for all periods presented. A reconciliation of the denominators of the basic and diluted EPS computations is as follows:

                                               Three Months Ended       Six months ended
                                                   December 31,            December 31,
                                           -----------------------   ----------------------
                                              1999         1998         1999         1998
                                           ---------    ---------    ---------    ---------
Basic EPS denominator: weighted average
   number of common shares outstanding     2,430,269    2,552,856    2,506,025    2,586,695
Dilutive effect of stock options and
   unvested stock grants                      43,085       76,297       48,637       74,924
                                           ---------    ---------    ---------    ---------
Diluted EPS denominator                    2,473,354    2,629,153    2,554,662    2,661,619
                                           =========    =========    =========    =========


8)  Pending Acquisition

         On December 27, 1999, National Commerce Bancorporation (Nasdaq: NCBC) and Piedmont Bancorp, Inc. entered into an agreement whereby NCBC will acquire Piedmont Bancorp, Inc., the holding company of Hillsborough Savings Bank, Inc., SSB, through an exchange of stock. The transaction, expected to close late in the first quarter or early in the second quarter of 2000, is subject to shareholder and regulatory approval. Once the transaction is completed, NCBC will operate the Hillsborough Savings Bank locations as branches of NBC Bank, FSB, its North Carolina banking subsidiary.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Results of Operations for the Six Months Ended December 31, 1999 and 1998

Summary
For the six months ended December 31, 1999, the Company recorded net income of $417,000, or $0.17 basic and diluted earnings per share, compared to net income of $751,000, or $0.29 basic and $0.28 diluted earnings per share for the six months ended December 31, 1998.

Net Interest Income
As shown in the table below, tax-equivalent net interest income increased $53,000 to $2,624,000 for the six months ended December 31, 1999 from $2,571,000 for the same period in 1998. Net interest income is analyzed on a tax-equivalent basis to adjust for the nontaxable status of income earned on certain investments such as municipal bonds.

                                                                                       Six months ended December 31,
                                                                    ---------------------------------------------------------------
                                                                                  1999                           1998
                                                                    -----------------------------   -------------------------------
                                                                                          Average                          Average
                                                                    Average               Yield/     Average               Yield/
                                                                    Balance   Interest    Rate(1)    Balance   Interest    Rate(1)
                                                                    -------   --------    -------    -------   --------    -------
Assets:                                                                                   (dollars in thousands)
Interest-earning assets:
  Interest-bearing deposits                                         $  1,884    $     42   4.46 %  $  1,407    $     43    6.11 %
  FHLB common stock                                                    1,036          40   7.72       1,151          44    7.65
  Taxable investment securities                                       24,521         762   6.22      12,893         413    6.41
  Tax-exempt investment securities (2)                                 4,638         182   7.85       3,862         156    8.08
  Loans receivable                                                   104,152       4,384   8.42     106,359       4,487    8.44
                                                                    --------    --------   ----    --------    --------    ----
Total interest-earning assets                                        136,231       5,410   7.94     125,672       5,143    8.18
                                                                                           ----    --------    --------    ----
Non-interest-earning assets                                            6,564                          2,256
                                                                    --------                       --------
     Total                                                          $142,795                       $127,928
                                                                    ========                       ========

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
  Deposit accounts                                                   101,266       2,272   4.45      86,942       2,071    4.73
  Borrowings                                                          17,787         514   5.78      17,240         501    5.81
                                                                    --------    --------   ----    --------    --------   ----
Total interest-bearing liabilities                                   119,053       2,786   4.70     104,182       2,572    4.94
                                                                                           ----    --------    --------    ----
Non-interest-bearing liabilities                                       4,418                          2,423
Stockholders' equity                                                  19,324                         21,323
                                                                    --------                       --------
     Total                                                          $142,795                       $127,928
                                                                    ========                       ========
Net interest income and interest rate spread                        $  2,624               3.24 %              $  2,571    3.24 %
                                                                    ========                                   ========
Net interest-earning assets and net interest margin                 $ 17,178               3.88 %              $ 22,201    4.12 %
                                                                    ========                                   ========
Ratio of interest-earning assets to interest-bearing liabilities                          114.43 %                       120.63 %

(1) All information presented in this column is annualized with the exception of the ratio of interest-earning assets to interest bearing liabilities.
(2) Interest earned on tax-exempt investment securities has been adjusted to a tax-equivalent basis using the applicable federal and state rates of 34% and 7.25%, respectively, and reduced by the nondeductible portion of interest expense.

The increase in net interest income is due to a higher level of average net interest-earning assets offset by a lower average yield during the six months ended December 31, 1999 compared to the same period last year. The increase in average interest-earning assets from December 31, 1998 to December 31, 1999 is due primarily to an increase of $11,628,000 in taxable investment securities mitigated by a decline in loans receivable of $2,207,000. The increase in interest-bearing liabilities is primarily due to a $14,324,000 increase in interest-bearing deposits from December 31, 1998 to December 31, 1999. Interest rate spread (on a tax-equivalent basis) was 3.24% for the six months ended December 31, 1999 and 1998. A 24 basis point decline in the average yield on total interest-earning assets was offset by a 24 basis point decline in the average rate on total interest-bearing liabilities. Net interest margin decreased to 3.88% for the six months ended December 31, 1999 from 4.12% for the three months ended December 31, 1998.

Provision for Loan Losses
The provision for loan losses for the six months ended December 31, 1999 totaled $9,000 compared to $27,000 for the same period in 1998. The provision for loan losses is based on management's evaluation of the loan portfolio as discussed under "Financial Condition".

Other Income Other income totaled $181,000 for the six months ended December 31, 1999 compared to $279,000 for the same period in 1998. The decline is primarily attributable to a $140,000 loss on sale of loans during the six months ended December 31, 1999 compared to a $63,000 gain on sale of loans during the same period in 1998. Offsetting this decline was an increase of $60,000 in mortgage loan servicing fees due to the general increase in mortgage interest rates during the six months ended December 31, 1999 as compared to the same period in 1998. An increase of $24,000 in lower-of-cost or market adjustment on loans held for sale was due to a decrease in the average balance of loans held for sale from June 30, 1999 to December 31, 1999 that caused a decline in the associated valuation allowance. Stock and mutual fund commissions declined from $44,000 in the six months ended December 31, 1998 to $28,000 during the same period in 1999. Customer service and other fees and "other" other income increased $23,000 and $11,000 due to an increase in the number of customers as well as fee generating products during the six months ended December 31, 1999 as compared to the same period of time in 1998.

Other Expenses
Other expenses totaled $2,143,000 for the six months ended December 31, 1999 compared to $1,612,000 for the same period in 1998. Compensation expense increased $219,000 from the six months ended December 31, 1998 to the same period in 1999. Most of the increase due to additional staffing for the Company's two Durham and Chapel Hill bank branches that were opened in March and May of 1999, respectively. Data and items processing expense increased $84,000 for the six months ended December 31, 1999 compared to the same period in 1998 due to additional expenses associated with the Bank's two new branches. Occupany expense increased $59,000 from the six months ended December 31, 1998 to the same period in 1999 due to higher occupancy expense associated with the two new branches noted above. Furniture and equipment expense increased $47,000 from the six months ended December 31, 1998 to the same period in 1999 due to higher depreciation expense associated with the two new branches noted above.

Professional fees increased $46,000 from the six months ended December 31, 1998 to the same period in 1999 due to assistance from professional advisors in fiscal 1999 for the Company's pending acquisition by National Commerce Bancorporation that was announced on December 28, 1999. Other "other" expense increased $75,000 from the six months ended December 31, 1998 to the same period in 1999 due primarily to increased expenses associated with the Company's new Durham and Chapel Hill branches.

Income Tax Expense
Income tax expense was $166,000 for the six months ended December 31, 1999 resulting in an effective rate of 28.5% compared to $400,000 or 34.8% for the same period in 1998. The decline in the effective tax rate from 1998 to 1999 was due to a higher level of interest income from Federal Home Loan Bank agency investment securities for the six months ended December 31, 1999 as compared to the same period in 1998. Interest income from Federal Home Loan Bank agency investment securities is exempt from North Carolina income tax.

Comparison of Results of Operations for the Three Months Ended December 31, 1999 and 1998

Summary
For the quarter ended December 31, 1999, the Company recorded net income of $164,000, or $0.07 basic and diluted earnings per share, compared to $417,000, or $0.13 basic and diluted earnings per share for the same quarter last year.

Net Interest Income
As shown in the table below, there was a $66,000 increase in tax-equivalent net interest income from the quarter ended December 31, 1998 to the same period in 1999. Net interest income is analyzed on a tax-equivalent basis to adjust for the nontaxable status of income earned on certain investments such as municipal bonds.

                                                                                       Three Months Ended December 31,
                                                                    ----------------------------------------------------------------
                                                                                 1999                              1998
                                                                    ----------------------------    -------------------------------
                                                                                         Average                            Average
                                                                    Average              Yield/      Average                Yield/
                                                                    Balance   Interest   Rate(1)     Balance    Interest    Rate(1)
                                                                    -------   --------   -------     -------    --------    -------
Assets:                                                                                (dollars in thousands)
Interest-earning assets:
  Interest-bearing deposits                                         $  2,268    $     28   4.94 %  $  1,376    $     21     6.10 %
  FHLB common stock                                                    1,036          20   7.72       1,152          21     7.29
  Taxable investment securities                                       24,552         383   6.24      13,121         203     6.19
  Tax-exempt investment securities (2)                                 4,634          91   7.86       3,860          78     8.08
  Loans receivable                                                   106,040       2,230   8.41     104,521       2,188     8.37
                                                                    --------    --------   ----    --------    --------     ----
Total interest-earning assets                                        138,530       2,752   7.95     124,030       2,511     8.10
                                                                    --------    --------   ----    --------    --------     ----
Non-interest-earning assets                                            6,805                          3,898
                                                                    --------                       --------
     Total                                                          $145,335                       $127,928
                                                                    ========                       ========

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
  Deposit accounts                                                   103,989       1,181   4.51     87,829       1,029     4.65
  Borrowings                                                          17,392         253   5.82     15,459         230     5.95
                                                                    --------    --------   ----    --------    --------    ----
Total interest-bearing liabilities                                   121,381       1,434   4.74    103,288       1,259     4.89
                                                                                           ----    --------    --------    ----
Non-interest-bearing liabilities                                       4,694                         3,639
Stockholders' equity                                                  19,260                        21,001
                                                                    --------                       -------
     Total                                                          $145,335                      $127,928
                                                                    ========                      ========
Net interest income and interest rate spread                        $  1,318               3.21 %              $  1,252    3.21 %
                                                                    ========                                   ========
Net interest-earning assets and net interest margin                 $ 17,149               3.83 %              $ 20,742    4.06 %
                                                                    ========                                   ========
Ratio of interest-earning assets to interest-bearing liabilities                         114.13 %                        120.08 %

(1) All information presented in this column is annualized with the exception of the ratio of interest-earning assets to interest bearing liabilities.
(2) Interest earned on tax-exempt investment securities has been adjusted to a tax-equivalent basis using the applicable federal and state rates of 34% and 7.25%, respectively, and reduced by the nondeductible portion of interest expense.

The average yield on total interest earning assets declined 15 basis points from the three months ended December 31, 1998 to the same period in 1999. Most of the decline was caused by a greater increase to taxable investment securities as compared to the increase in loans receivable. Average taxable investment securities increased $11.4 million and average loans receivable increased $1.5 million from the three months ended December 31, 1998 to the same period in 1999. Most of the decline in the total average yield on interest earning assets was caused by interest income on taxable investment securities representing a greater proportion of total interest income in the quarter ended December 31, 1999 as compared to the same period in 1998. The average rate on total interest bearing liabilities declined 15 basis points from the three months ended December 31, 1998 to the same three-month period in 1999. A shift from borrowings to deposits from the three months ended December 31, 1998 to the same three-month period in 1999, as well as a decline in the average yield/rate on deposits and borrowings, caused the decline during the same period of time. Interest rate spread (on a tax-equivalent basis) was 3.21% in each of the three-month periods ending December 31 in both 1999 and 1998. The net interest margin decreased to 3.83% from 4.06% during the same period of time.

Provision for Loan Losses
The provision for loan losses for the three months ended December 31, 1999 totaled $6,000 compared to $3,000 for the same period in 1998. The provision for loan losses is based on management's evaluation of the loan portfolio as discussed under "Financial Condition".

Other Income
Other income totaled $108,000 for the quarter ended December 31, 1999 compared to $128,000 for the same period in 1998. Increases and decreases in various income accounts caused the overall decrease in other income. Customer service and other fees increased $6,000 from the three months ended December 31, 1998 to the same period in 1999 due to increases in the number of deposit accounts and related for fee products between the two periods. Mortgage loan servicing fees increased $34,000 from the three months ended December 31, 1998 to the same period in 1999 due to slower prepayments on the underlying mortgages in 1999 as compared to 1998. The Company recorded a negative $47,000 lower-of-cost or market adjustment on loans held-for-sale during the three-month period ending December 31, 1999 compared to no adjustment during the same period in 1998. This was due to a general increase in mortgage interest rates during the three-months ended December 31, 1999. The Company recorded a $13,000 gain on sale of loans during the three-month period ended December 31, 1999 compared to $23,000 during the same period in 1998. The Company collected stock and mutual fund commissions of $14,000 during the three months ended December 31, 1999 compared to $20,000 during the same period in 1998. Other income increased to $34,000 during the three months ended December 31, 1999 compared to $26,000 during the same period in 1998. This was caused by an increase in Bank's number of customers and fee related services.

Other Expenses
Other expenses totaled $1,148,000 for the three months ended December 31, 1999 compared to $829,000 for the same period in 1998. Compensation expense increased $111,000 from the quarter ended December 31, 1998 to the same period in 1999. Most of the increase is due to additional staffing for the Company's new Durham and Chapel Hill bank branches during the second quarter of fiscal 1999. Data and items processing expense increased $59,000 for the three months ended December 31, 1999 compared to the same period in 1998 due to additional expenses associated with the Bank's two new branches. Occupany expense increased $29,000 from the three months ended December 31, 1998 to the same period in 1999 due to higher occupancy expense associated with the two new branches noted above. Furniture and equipment expense increased $24,000 from the three months ended December 31, 1998 to the same period in 1999 due to higher depreciation expense associated with the two new branches noted above. Professional fees increased $31,000 from the three months ended December 31, 1998 to the same period in 1999 due to assistance from professional advisors in fiscal 1999 for the Company's pending acquisition by National Commerce Bancorporation that was announced on December 28, 1999. Other "other" expense increased $31,000 from the six months ended December 31, 1998 to the same period in 1999 due primarily to increased expenses associated with the Company's new Durham and Chapel Hill branches.

Income Tax Expense
Income tax expense was $73,000 for the quarter ended December 31, 1999 resulting in an effective rate of 30.8% compared to $181,000 or 34.9% for the same period in 1998.

Financial Condition

CHANGES IN FINANCIAL CONDITION

Total assets increased $8.0 million or 5.7% to $148.1 million at December 31, 1999 from $140.1 million at June 30, 1999. Increases in net loans and cash of $7.9 million and $1.2 million, respectively, were offset by a decrease in available-for-sale investment securities of $1.4 million from June 30, 1999 to December 31, 1999. Total liabilities increased $8.6 million to $129.1 million at December 31, 1999 from $120.5 million at June 30, 1999. An increase of $10.2 million in deposits and a decrease of $1.6 million in Advances from the Federal Home Loan Bank made up the majority of the change in liabilities during the first six months of fiscal 2000.

Total stockholders' equity decreased $600,000 to $19.0 million at December 31, 1999 from $19.6 million at June 30, 1999. Under a previously announced stock repurchase plan, the Company repurchased and retired 29,300 shares of its common stock during the quarter ended September 30, 1999. The average cost of the shares repurchased was $8.84 per share for a total cost of $259,000. The Company has now completed its repurchase plan. The implementation of the share repurchase plan, cash dividends declared of $589,000 and change in unrealized holding losses of $349,000 were the primary factors contributing to the decline in stockholders' equity during the six months ended December 31, 1999. Mitigating these decreases were net income of $417,000, and release of ESOP shares and amortization of unearned compensation of $110,000 and $145,000, respectively.

ASSET QUALITY

Nonperforming Assets and Risk Assets

Nonperforming assets include nonaccrual loans, restructured loans and real estate owned. The table on the following page presents information on nonperforming assets and loans contractually past due but still accruing at December 31, 1999 and June 30, 1999.

                                                      December 31,      June 30
                                                          1999          1999
                                                          ----          ----
                                                            (in thousands)
Total nonaccrual loans                                  $  1,298       $    973
Total restructured loans                                    --             --
                                                        --------       --------
     Total nonperforming loans                             1,298            973
Real estate owned                                           --             --
                                                        --------       --------
Total nonperforming assets                                 1,298            973

Accruing loans, delinquent 90 days or more                  --             --
                                                        --------       --------

Total risk assets                                       $  1,298       $    973
                                                        ========       ========

Nonperforming loans to total loans                          1.20%          0.97%
Nonperforming assets to total assets                        0.88%          0.69%
Risk assets to total assets                                 0.88%          0.69%
Allowance for loan losses to:
   Total nonperforming assets                              0.87x          1.08x
   Total risk assets                                       0.87x          1.08x
Total assets                                            $148,114       $140,089
Total loans, net                                         108,552        100,717
Allowance for loan losses                                  1,124          1,054



There was a $325,000 increase in nonperforming assets outstanding from June 30, 1999 to December 31, 1999. The majority of the nonperforming assets are loans secured by single family residences. Management has reviewed the collateral for nonperforming assets and believes that collateral values related to the loans exceeds such balances. The recorded investment in loans that are considered to be impaired under SFAS No. 114 (Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan") was $117,000 at both December 31, 1999 and June 30, 1999. There was no related allowance for credit losses associated with these loans as determined in accordance with SFAS No.
114. Management has included this review among the factors considered in the evaluation of the allowance for possible loan losses.

Provision and Allowance for Loan Losses

The following table summarizes the activity in the allowance for loan losses for the three and six months ended December 31, 1999 and 1998, respectively.


                                          Three Months Ended       Six months ended
                                               December 31,          December 31,
                                           1999        1998        1999         1998
                                          -------     -------     -------     -------
Balance at the beginning of the period    $ 1,127     $ 1,005     $ 1,054     $   951
Provision for loan loss                         6           3           9          27
Recoveries                                     17          29          92          59
Loans charged off                             (26)         (8)        (31)         (8)
                                          -------     -------     -------     -------
Balance at end of period                  $ 1,124     $ 1,029     $ 1,124     $ 1,029
                                          =======     =======     =======     =======

At December 31, 1999, the allowance for loan losses was 1.03% of total loans, compared to 1.04% of total loans at June 30, 1999 and 0.98% of total loans at December 31, 1998.

The levels of the provision and allowance for loan losses are based on management's ongoing evaluation of the risk characteristics of the loan portfolio considering current economic conditions, financial condition of borrowers, growth and composition of the loan portfolio, collateral values, the relationship of the allowance for loan losses to outstanding loans, the level of nonperforming loans that have been identified as potential problems, past and expected loss experience, results of the most recent regulatory examinations, and other factors deemed relevant by management. Management actively maintains a current loan watch list and knows of no other loans which are (1) material and represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (2) represent material credits about which management has serious doubts as to the ability of such borrowers to comply with the loan repayment terms. Based on management's evaluation of the loan portfolio, as described above, the Company recorded a $6,000 provision for loan losses for the three months ended December 31, 1999 compared to a $3,000 provision for the same period in 1998.

YEAR 2000 ISSUE

The Company recognizes and has addressed the potentially severe implications of the "Year 2000 Issue." The "Year 2000 Issue" is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations as the Year 2000 approaches. This issue is caused by the fact that many of the world's existing computer programs use only two digits to identify the year in the date field of a program. These programs were designed and developed without considering the impact of the upcoming change in the century and could experience serious malfunctions when the last two digits of the year change to "00" as a result of identifying a year designated "00" as the year 1900 rather than the Year 2000. This misidentification could prevent the Company from being able to engage in normal business operations, including, among other things, miscalculating interest accruals and the inability to process customer transactions. Because of the potentially serious ramifications of the Year 2000 Issue, the Company is taking the Year 2000 Issue very seriously. The Company formed a Year 2000 Committee, which is comprised of the Company's management team, in November of 1997. Other employees are actively involved in the Company's Year 2000 efforts on an as needed basis. The Committee is leading the Company's Year 2000 efforts to ensure that the Company is properly prepared for the Year 2000. The Company's Board of Directors has approved a plan submitted by the Year 2000 Committee that was developed in accordance with guidelines set forth by the Federal Financial Institutions Examination Council. This plan, which is described in further detail below, has five primary phases related to internal Year 2000 compliance:

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

3. Renovation and/or replacement - this phase includes programming code enhancements, hardware and software upgrades, system replacements, vendor certification and any other changes necessary to make any hardware, software and other equipment Year 2000 compliant. The Company does not perform in-house programming, and thus is dependent on external vendors to ensure and modify, if needed, the hardware, software or other services it provides to the Company for Year 2000 compliance. As a result of the assessment performed above, the Company contacted all third party vendors, requested documentation regarding their Year 2000 compliance efforts, and analyzed their responses. The responses from third party vendors generally include an overview of renovation efforts to their systems that the Company utilizes. In addition, some third party software vendors have notified the Company that upgrades of their software was necessary to ensure reliable and accurate Year 2000 processing. One third party computer vendor (the "primary service provider") processes, either directly, or indirectly through other computer vendors, all loan, deposit and general ledger transactions. The primary service provider has notified the Company that the renovation and replacement of their systems is complete and has been tested for Year 2000 compliance.

4. Testing - The next phase for the Company under the plan is to complete a comprehensive testing of all known processes. As noted in the renovation and/or replacement phase above, the Company's primary service provider has already tested their system for Year 2000 compliance. The next step was to test the Company's network and core service provider software applications and hardware. A first test of the company's core service provider software applications and hardware was performed on September 20, 1998 using a future date of January 3, 2000. The Company reviewed the results of this test, and the review indicated that the system performed reliably and accurately when using the future date of January 3, 2000. The Company performed follow up tests with its core service provider during the third quarter of fiscal 1999 using future dates of February 29, 2000 and March 1, 2000. The Company has reviewed the results of these tests, and the review indicated that the system performed reliably and accurately when using the future dates of February 29, 2000 and March 1, 2000. The testing of the remainder of the Company's processes was substantially complete as of March 31, 1999 with follow up testing performed as needed in calendar year 1999.

5. Implementation - this phase occurs as the Company's vendors certify their present systems as Year 2000 compliant. This has occurred on all of the Company's systems, including the Company's core service provider. The Company has entered dates greater than December 31, 1999 into their systems with no adverse events. The Company has developed a Business Resumption Contingency plan for processes that do not process information reliably and accurately after December 31, 1999. This plan was approved by the Bank's Board of Directors in late May of 1999. The contingency plans for all systems was complete by the end of the fourth quarter of fiscal 1999 in accordance with regulatory guidelines.

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

Excluding the hardware and software purchases noted above, the Company expensed $6,000 on Year 2000 costs for the quarters ended December 31, 1999 and 1998, and $12,000 for the six months ended December 31, 1999 and 1998. The Company does not anticipate any further Year 2000 costs. The Company estimates that its total Year 2000 expenditures were approximately $36,000. Funding of the Year 2000 project costs came from normal operating cash flow, however the expenses associated with the Year 2000 Issue will directly reduce otherwise reported net income for the Company.

Management of the Company believes that the potential effects on the Company's internal operations of the Year 2000 Issue was addressed prior to the Year 2000. However, if required modifications or conversions are not made or were not completed on a timely basis prior to the Year 2000, the Year 2000 Issue could have disrupted normal business operations. The most reasonably likely worst case Year 2000 scenarios foreseeable at this time included the Company temporarily not being able to process, in some combination, various types of customer transactions. This could have affected the ability of the Company to, among other things, originate new loans, post loan payments, accept deposits or allow immediate withdrawals, and, depending on the amount of time such a scenario lasted, could have a material adverse effect on the Company. Because of the serious implications of these scenarios, the primary emphasis of the Company's Year 2000 efforts was to correct, with complete replacement if necessary, any systems or processes whose Year 2000 test results were not satisfactory prior to the Year 2000. Nevertheless, should one of the most reasonably likely worst case scenarios have occurred in the Year 2000, the Company, as noted above, had a contingency plan that allowed for limited transactions, including the ability to make certain deposit withdrawals, until the Year 2000 problems were fixed. The costs of the Year 2000 project on which the Company plans to complete Year 2000 compliance were based on management's best estimates, which were derived using numerous assumptions of future events such as the availability of certain resources (including internal and external resources), third party vendor plans and other factors. Factors that might affect the timely and efficient completion of the Company's Year 2000 project include, but are not limited to, vendors' abilities to adequately correct or convert software and the effect on the Company's ability to test its systems, the availability and cost of personnel trained in the Year 2000 area, the ability to identify and correct all relevant computer programs and similar uncertainties.

The Company noted no adverse Year 2000 related effects on customer service or data processing in the weeks prior to December 31, 1999, and has noted no adverse effects since December 31, 1999 to the date of the filing of this report.

LIQUIDITY AND INTEREST RATE RISK MANAGEMENT

Liquidity is the ability to raise funds or convert assets to cash in order to meet customer and operating needs. The Company's primary sources of liquidity are its portfolio of investment securities available-for-sale, principal and interest payments on loans and mortgage-backed securities, interest income from investment securities, maturities of investment securities held-to-maturity, increases in deposits, and advances from the FHLB of Atlanta. At December 31, 1999, the Bank had $11.4 million of credit available from the FHLB that would be collateralized by a blanket lien on qualifying loans secured by first mortgages on 1-4 family residences. Additional amounts may be made available under this blanket floating lien or by using investment securities as collateral. Management believes that it will have sufficient funds available to meet its anticipated future loan commitments as well as other liquidity needs.

Interest rate risk is the sensitivity of interest income and interest expense to changes in interest rates. Management structures the Company's assets and liabilities in an attempt to protect net interest income from large fluctuations associated with changes in interest rates. At December 31, 1999, the Company had a cumulative one-year liability-sensitive gap position of $15.1 million or 10.85% of interest-earning assets. A liability-sensitive gap position generally indicates that net interest income would increase in a declining rate environment and decrease in a rising rate environment. The Company had a cumulative one year liability-sensitive gap position of $5.9 million or 4.44% of interest-earning assets at June 30, 1999. The Company will continue to actively manage its balance sheet in order protect net interest income from changes in interest rates.

It should be noted that these measures reflect the interest-sensitivity of the balance sheet as of a specific date and are not necessarily indicative of future results. Because of this and other limitations, management also monitors interest rate sensitivity through the use of a model which estimates the change in net portfolio value and net interest income in response to a range of assumed changes in market interest rates. Based on interest sensitivity measures as of December 31, 1999, management believes that its interest rate risk is at an acceptable level.

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

As of December 31, 1999, the FDIC categorized the Bank as "well-capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must meet minimum ratios for total risk-based and Tier I leverage (the ratio of Tier I capital to average assets). There are no events or conditions since December 31, 1999 that management believes have changed the Bank's category.

FORWARD LOOKING STATEMENTS

The  foregoing   discussion  may  contain   statements   that  could  be  deemed
forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act, which statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualifying words (and their derivatives) such as "expect," "believe," "estimate," "plan," "project," or other statements concerning opinions or judgment of the Company and its management about future events. Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of the Company's customers, actions of government regulators, the level of market interest rates, and general economic conditions.

CURRENT ACCOUNTING ISSUES

                  The Company prepares its consolidated financial statements and related disclosures in conformity with standards established by, among others, the Financial Accounting Standards Board (the "FASB"). Because the information needed by users of financial reports is dynamic, the FASB frequently has new rules and proposed new rules for companies to apply in reporting their activities. The following discussion addresses such changes as of December 31, 1999 that will affect the Company's future reporting.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5.  OTHER INFORMATION
Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits
None

(b) Reports on Form 8-K
None

                                   SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized



Date:    February 14, 2000         By:  /s/ D. Tyson Clayton
                                         -------------------
                                         President and Chief Executive Officer


Date:    February 14, 2000         By:  /s/ Thomas W. Wayne
                                         ------------------
                                         Vice President and principal
                                         financial officer